Form 10-Q
period 1990-03-31
XANTHIC ENTERPRISES INC
filed 1997-04-02
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549




                                      FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1990

                           COMMISSION FILE NO. 33-17966-LA




                              XANTHIC ENTERPRISES, INC.

          A Colorado Corporation                             EIN: 94-3030021

                          9028 Sunset Blvd., Penthouse Suite
                                Los Angeles, CA 90069

                               Telephone: 310-289-4947



            Securities registered under Section 12(g) of the Exchange Act:

                       Common Shares and Series A and Series B
                            Common Stock Purchase Warrants

    The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or such shorter period for which such reports were required.

    The Company's Form 10-K for the fiscal year ended December 31, 1989 was filed late.

    The number of common shares issued and outstanding as of December 31, 1989 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the first quarter of 1990 are at the end of this report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

    (1)  LIQUIDITY. The Company has no cash assets and no liquidity.

    (2)  CAPITAL RESOURCES. The Company has no capital resources.

    (3) RESULTS OF OPERATIONS. The Company has not operated during the past fiscal year and there are no results of operations.

                             PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         There are no legal proceedings in which the Company is engaged.

ITEM 2.  CHANGES IN SECURITIES

         There have been no changes in the rights, preferences or privileges of any security of the Company during the first quarter of 1990.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There has been no default on any security during the first quarter of 1990.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the first quarter of 1990.


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the first quarter of 1990 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending March 31, 1990 follow this page.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS





                                                                 March 31
                                              December 31,  ------------------
                                                 1989        1990       1989
                                              ----------    --------  --------
                                               (Audited)        (Unaudited)

    ASSETS

CURRENT ASSETS:

Cash                                         $     -     $     -      $     -
                                             -------     -------      -------
                                             $     -     $     -      $     -
                                             -------     -------      -------
                                             -------     -------      -------
  LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable                           $      -     $   726      $     -

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
 50,000,000 shares authorized, 5,160,500
 and 5,481,826 issued and outstanding            517         548          517

Paid in capital                               11,651      11,651       11,651

Retained deficit                             (12,168)    (12,925)     (12,168)
                                             -------     -------      -------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          -        (726)           -
                                             -------     -------      -------
                                             $                 -      $
                                                   -     $                  -
                                             -------     -------      -------
                                             -------     -------      -------

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS




                                                       For the Three Months
                                      For the            Ending March 31,        October 27, 1986
                                    year Ending       ---------------------     (Date of inception)
                                 December 31, 1989      1990         1989        to March 31, 1990
                                 -----------------    ---------    --------     -------------------
                                     (Audited)             (Unaudited)              (Unaudited)
REVENUES                             $     -           $   -         $     -          $       -
                                     -------           -----         -------          ---------

OPERATING EXPENSES:
  General and administrative           6,392             298           6,392             10,951
                                     -------           -----         -------          ---------

Loss from operations                   6,392             298           6,392            (10,951)

OTHER INCOME (EXPENSES)
  Interest expense                         -            (459)              -             (1,959)
  Debt relief                         17,051               -          17,051             17,051
                                     -------           -----         -------           --------

    TOTAL OTHER INCOME (EXPENSE)      17,051            (459)         17,051             (1,974)
                                     -------           -----         -------           --------

NET INCOME (LOSS)                    $10,659           $(757)        $10,659           $(12,925)
                                     -------           -----         -------           --------
                                     -------           -----         -------           --------

NET INCOME (LOSS) PER COMMON
SHARE                                $  .002         $(.0001)          $.002             $(.002)
                                     -------         -------         -------           --------
                                     -------         -------         -------           --------
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                        5,168,000       5,481,826       5,168,000          5,481,826
                                   ---------       ---------       ---------          ---------
                                   ---------       ---------       ---------          ---------

                                          4

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                     Accumulated
                                                Common Stock                       deficit during
                                                --------------          Paid in      development
                                          Shares           Amount       Capital         stage          Total
                                        ---------          ------       -------       --------        --------


BALANCE, DECEMBER 30, 1988              5,160,500           $516        $ 4,152       $(22,827)      $(18,159)

Sold 7,500 shares of
  common stock                              7,500              1          7,499              -          7,500

Net income                                      -              -              -         10,659         10,659
                                       ----------           ----        -------       --------       --------

BALANCE, DECEMBER 31, 1989              5,168,000          $ 517       $ 11,651       $(12,168)      $      -
                                       ----------           ----        -------       --------       --------

Issued shares of common stock             313,826             31             -              -              31

Net (loss) for period                           -              -             -            (757)          (757)
                                       ----------           ----        -------       --------       --------

BALANCE, MARCH 31, 1990                 5,481,826           $548        $11,651       $(12,925)      $   (726)
                                       ----------           ----        -------       --------       --------
                                       ----------           ----        -------       --------       --------


                                          5

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS





                                                        For the year            For the three months
                                                     ending December 31,         ending March 31,         October 27, 1986
                                                     -------------------         ----------------        (Date of inception)
                                                           1989              1990              1989       to March 31, 1990
                                                          ------            -------           ------      -----------------
                                                          (Audited)                 (Unaudited)              (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                      $ 10,659             $(757)       $  10,659            $(12,925)
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Debt relief                                         (17,051)               -           (17,051)                  -
     Common stock issued for services                          -                31                -                  31
     Changes in operating assets and liabilities:
       Accounts payable                                   (1,156)              726           (1,156)                726
                                                        --------             -----         --------            --------

NET CASH USED IN OPERATING ACTIVITIES                     (7,548)                -           (7,548)            (12,168)
                                                        --------             -----         --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                                      7,500                 -            7,500              12,168
                                                        --------             -----         --------             -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  7,500                 -            7,500              12,168
                                                        --------             -----         --------             -------

NET INCREASE (DECREASE) IN CASH                              (48)               -               (48)                  -

CASH, BEGINNING OF PERIOD                                     48                 -               48                   -
                                                        --------             -----         --------             -------

CASH, END OF PERIOD                                     $      -             $   -         $      -             $     -
                                                        --------             -----         --------             -------
                                                        --------             -----         --------             -------


                                      SIGNATURE


    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


XANTHIC ENTERPRISES, INC.




Dated:
      ---------------------------------



By:           /s/ Mark A. Lilly
    -------------------------------------------------------------------
         Mark A. Lilly, President, Director and Chief Financial Officer