Form 10-Q
period 1989-03-31
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1989

                           COMMISSION FILE NO. 33-17966-LA




                              XANTHIC ENTERPRISES, INC.

          A Colorado Corporation                             EIN: 94-3030021

                                1182 Market St. # 540
                               San Francisco, CA 94102

                               Telephone: 415-420-5859



            Securities registered under Section 12(g) of the Exchange Act:

                       Common Shares and Series A and Series B
                            Common Stock Purchase Warrants

    The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months or such shorter period for which such reports were required.

    The Company's Form 10-K for the fiscal year ended December 31, 1988 was filed late.

    The number of common shares issued and outstanding as of December 31, 1988 was 5,160,500.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the first quarter of 1989 are at the end of this report.

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

ITEM 2.  CHANGES IN SECURITIES

         There have been no changes in the rights, preferences or privileges of any security of the Company during the first quarter of 1989.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There has been no default on any security during the first quarter of 1989.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the first quarter of 1989.


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the first quarter of 1989 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending March 31, 1989 follow this page.

                              XANTHIC ENTERPRISES, INC.
                             (A development stage company)
                                    BALANCE SHEETS


                                                               March 31,
                                        December 31,      ---------------------
                                           1988              1989       1988
                                        ------------      ----------  ---------
                                         (Audited)              (Unaudited)
     ASSETS

CURRENT ASSETS:

  Cash                                  $     48           $     -     $ 1,007
  Other assets                                 -                 -         905
                                        --------           -------     -------
                                        $     48           $     -     $ 1,912
                                        --------           -------     -------
                                        --------           -------     -------

  LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)

CURRENT LIABILITIES:

  Accounts payable                      $  1,156           $     -     $   604
  Note payable                            17,051                 -      17,051
                                        --------           -------     -------
                                          18,207                 -      17,745
                                        --------           -------     -------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock - $.0001 par,
  50,000,000 shares authorized,
  5,160,500 and 5,168,000 issued
   and outstanding                           516               517         516

Paid in Capital                            4,152            11,651       4,152

Retained deficit                         (22,827)          (12,168)    (20,501)
                                        --------           -------     -------
   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)  (18,159)                -     (15,833)
                                        --------           -------     -------
                                        $     48           $     -     $ 1,912
                                        ========           =======     =======

                                  XANTHIC ENTERPRISES, INC.
                                (A development stage company)
                                  STATEMENT OF OPERATIONS


                                      For the year      For the three months   October 27, 1986
                                   ending December 31,    ending March 31,    (Date of inception)
                                        1988             1989        1988      to March 31, 1989
                                        ----             ----        ----     -----------------
                                      (Audited)             (Unaudited)           (Unaudited)
REVENUES                           $      -            $    -        $       -     $       -
                                        ------           -----            ----        ------

OPERATING EXPENSES:
 General and administrative              3,101           6,392             775        10,653
                                        ------           -----            ----        ------
Loss from operations                    (3,101)         (6,392)           (775)      (10,653)

OTHER INCOME (EXPENSES)
 Interest expense                       (1,500)              -          (1,500)       (1,500)
 Aborted offering costs                (17,066)              -         (17,066)      (17,066)
 Debt relief                                 -           17,051              -        17,051
                                        ------           ------         ------       -------

TOTAL OTHER INCOME (EXPENSES)          (18,566)          17,051        (18,566)       (1,515)
                                        ------           ------         ------        ------
NET INCOME (LOSS)                     $(21,667)        $ 10,659       $(19,341)    $ (12,168)
                                       =======           ======        =======      ========

NET INCOME (LOSS) PER COMMON          $  (.004)        $   .002        $ (.004)     $  (.002)
 SHARE                                 =======          =======        =======      ========

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                         5,160,500         5,168,000   5,160,500          5,168,000
                                     =========         =========   =========          =========



                                     XANTHIC ENTERPRISES, INC.
                                  (A development stage company)
                        STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                           Accumulated
                                                                         deficit during
                                  Common Stock          Paid in           development
                             Shares          Amount     Capital             stage           Total
                             ------          ------     -------          --------------     -----
BALANCE, DECEMBER 31, 1997    1,010,000      $  101      $2,212           $   (1,160)        $ 1,153

Issued 4,150,500 shares of
 common stock                 4,150,500         415       1,510                   -            1,925

Additional paid-in Capital            -           -         430                   -              430

Net loss for year                     -           -           -              (21,667)        (21,667)
                              ---------       -------    -------           -----------       --------

BALANCE, DECEMBER 31, 1988    5,160,500       $ 516      $4,152           $  (22,827)      $ (18,159)
Sold 7,500 shares of
 common stock                     7,500           1       7,499                    -           7,500

Net income for period                 -           -           -               10,659          10,659
                              ---------       ------     -------            ----------      --------

BALANCE, MARCH 31, 1989       5,168,000       $ 517      $11,651          $  (12,168)       $      -
                              =========       =====      =======           ===========       ========




                                     XANTHIC ENTERPRISES, INC.
                                   (A development stage company)
                                      STATEMENT OF CASH FLOWS




                                        For the year    For the three months    October 27, 1986
                                     ending Decmber 31,   ending March 31,     (Date of inception)
                                           1988            1989      1988       to March 31, 1989
                                           ----            ----      ----       -----------------
                                         (Audited)           (Unaudited)           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                        $ (21,667)     $10,659    $(19,341)       $ (12,168)
 Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities:
    Debt relief                                   -      (17,051)          -                -
    Changes in operating assets
    and liabilities:
         Accounts payable                     1,156       (1,156)         694               -
         Other assets                        (1,020)           -       (1,925)              -
         Deferred costs                      17,066            -       17,066               -
                                             ------       ------       ------        --------

NET CASH USED IN OPERATING ACTIVITIES        (4,465)      (7,548)      (3,506)        (12,168)
                                             ------       ------       ------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                         1,925        7,500        1,925          12,168
 Note payable                                 1,500            -        1,500               -
                                             ------        -----       ------          ------

NET CASH PROVIDED BY FINANCING ACTIVITIES     3,425        7,500        3,425          12,168
                                             ------        -----       ------          ------

NET INCREASE (DECREASE) IN CASH              (1,040)         (48)         (81)              -

CASH, BEGINNING OF PERIOD                     1,088           48        1,088               -
                                             ------         ----       ------          ------

CASH, END OF PERIOD                         $    48        $   -       $1,007           $     -
                                            =======        =====      =======           =======



                                      SIGNATURE


    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


XANTHIC ENTERPRISES, INC.



Dated:    4/2/97
      ---------------------------------


By:   /s/ Mark A. Lilly
   -------------------------------------
      Mark A. Lilly, President, Director
      and Chief Financial Officer