Form 10-Q
period 1989-06-30
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549



                                      FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1989

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

    The number of common shares issued and outstanding as of March 31, 1989 was 5,160,500.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the second quarter of 1989 are at the end of this report.

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

ITEM 2.  CHANGES IN SECURITIES

         There have been no changes in the rights, preferences or privileges of any security of the Company during the second quarter of 1989.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There has been no default on any security during the second quarter of 1989.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the second quarter of 1989.


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the second quarter of 1989 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending June 30, 1989 follow this page.

                           XANTHIC ENTERPRISES, INC.
                         (A development stage company)
                                 BALANCE SHEETS

                                                               June 30,
                                            December 31,    -------------
                                                1988         1989       1988
                                           -------------- ---------  --------
                                              (Audited)        (Unaudited)
     ASSETS
CURRENT ASSETS:
 Cash                                        $     48     $      -   $    687
 Other Assets                                       -            -        603
                                             --------     --------   --------
                                             $     48            -   $  1,290
                                             --------     --------   --------
 LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable                            $  1,156     $      -   $    848
 Note payable                                  17,051            -     17,051
                                             --------     --------   --------
                                               18,207            -     17,899
                                             --------     --------   --------
STOCKHOLDERS' EQUITY (DEFICIT)

Common stock - $.0001 par,
 50,000,000 shares authorized, 5,160,500
 and 5,481,826 issued and outstanding             516          548        516

Paid in Capital                                 4,152       11,651      4,152

Retained deficit                              (22,827)     (12,199)   (21,277)
                                             --------     --------   --------
     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)     (18,159)           -    (16,609)
                                             --------     --------   --------
                                             $     48     $      -   $  1,290
                                             --------     --------   --------
                                             --------     --------   --------

                               XANTHIC ENTERPRISES, INC.
                             (A development stage company)
                                STATEMENT OF OPERATIONS


                                                  For the Three Months  For the six Months
                                       For the        ending June 30,     ending June 30,     October 27, 1986
                                     year ending     ------------------  -----------------   (date of inception)
                                  December 31, 1988    1989       1988       1989     1988      to June 30, 1989
                                  -----------------  --------   --------   --------  -------   ------------------
                                      (Audited)          (Unaudited)         (Unaudited)        (Unaudited)

REVENUES                            $         -       $        -   $          -   $         -    $         -     $         -
                                    -----------       ----------   ------------   -----------    -----------     -----------

OPERATING EXPENSES
  General and administrative             3,101                31            776         6,423          1,551          10,684
                                    -----------       ----------   ------------   -----------    -----------     -----------
Loss from operations                    (3,101)              (31)          (776)       (6,423)        (1,551)        (10,684)

OTHER INCOME (EXPENSES)
  Interest expense                       (1,500)               -              -             -         (1,500)         (1,500)
  Aborted offering costs                (17,066)               -              -             -        (17,066)        (17,066)
  Debt relief                                 -                -              -        17,051              -          17,051
                                    -----------       ----------    -----------   -----------    -----------     -----------

       TOTAL OTHER INCOME
        (EXPENSES)                      (18,566)               -              -        17,051        (18,566)         (1,515)
                                    -----------       ----------    -----------   -----------    -----------     -----------

NET INCOME (LOSS)                   $   (21,667)       $     (31)   $         -   $    17,051    $   (18,566)    $    (1,515)
                                    -----------       ----------    -----------   -----------    -----------     -----------
                                    -----------       ----------    -----------   -----------    -----------     -----------

NET INCOME (LOSS) PER
 COMMON SHARE                       $     (.004)       $       0    $    (.0001)  $      .002    $     (.004)    $     (.002)
                                    -----------       ----------    -----------   -----------    -----------     -----------
                                    -----------       ----------    -----------   -----------    -----------     -----------

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                5,160,500        5,481,826      5,160,500     5,481,826      5,160,500       5,481,826
                                    -----------       ----------    -----------   -----------    -----------     -----------
                                    -----------       ----------    -----------   -----------    -----------     -----------

                               XANTHIC ENTERPRISES, INC.
                             (A development stage company)
                 STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)


                                                                                 Accumulated
                                             Common Stock                       deficit during
                                           ----------------        Paid in       development
                                        Shares        Amount       Capital           stage           Total
                                     ----------     ---------     ---------     ---------------    ---------
BALANCE, DECEMBER 31, 1987           1,010,000      $    101      $ 2,212       $  (1,160)         $   1,153

Issued 4,150,500 shares of
 common stock                        4,150,500           415        1,510               -              1,925

Additional paid-in Capital                   -             -          430               -                430

Net loss for year                            -             -            -         (21,667)           (21,667)
                                     ---------      --------      -------       ----------         ----------

BALANCE, DECEMBER 31, 1988           5,160,500      $    516      $ 4,152       $ (22,827)         $ (18,159)

Sold 7,500 shares of
 common stock                            7,500             1        7,499               -              7,500

Issued shares of common stock          313,826            31            -               -                 31
Net income for period                        -             -            -          10,628             10,628
                                     ---------      --------      -------       ----------         ----------

BALANCE, JUNE 30, 1989               5,481,826      $    548      $11,651       $ (12,199)         $        -
                                     ---------      --------      -------       ----------         ----------
                                     ---------      --------      -------       ----------         ----------

                                           XANTHIC ENTERPRISES, INC.
                                         (A development stage company)
                                            STATEMENT OF CASH FLOWS


                                                     For the year                     For the six months        October 27, 1986
                                                  ending December 31,                 ending June 30,          (Date of inception)
                                                  -------------------                 ------------------        to June 30, 1989
                                                         1988                          1989        1988        -------------------
                                                         ----                          ----        ----
                                                      (Audited)                           (Unaudited)               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                   $(21,667)                   $10,628         $(20,117)         $(12,199)
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
         Debt relief                                          -                    (17,051)               -                 -
         Common stock issued for services                     -                         31                -                31
         Changes in operating assets and liabilities:
               Accounts payable                           1,156                      1,156              848                 -
               Other assets                              (1,020)                         -           (1,623)                -
               Deferred costs                            17,066                          -           17,066                 -
                                                       ---------                   -------         ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                (4,465)                    (7,548)          (3,826)          (12,168)

CASH FLOWS FROM FINANCING ACTIVITIES
         Sale of common stock                             1,925                      7,500            1,925            12,168
         Note payable                                     1,500                          -            1,500                 -
                                                       ---------                   -------         ---------         ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 3,425                      7,500            3,425            12,168
                                                       ---------                   -------         ---------         ---------

NET INCREASE (DECREASE) IN CASH                          (1,040)                       (48)            (401)                -

CASH, BEGINNING OF PERIOD                                 1,088                         48            1,088                 -

CASH, END OF PERIOD                                    $     48                    $     -          $   687          $      -
                                                       ---------                   -------         ---------         ---------
                                                       ---------                   -------         ---------         ---------

                                      SIGNATURE


    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


XANTHIC ENTERPRISES, INC.



Dated:  4/2/97
      ---------------------------------



By: /s/ Mark A. Lilly
  --------------------------------------
    Mark A. Lilly, President, Director
    and Chief Financial Officer