Form 10-Q
period 1989-09-30
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                     FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1989

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

    The number of common shares issued and outstanding as of June 30, 1989 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the third quarter of 1989 are at the end of this report.

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

ITEM 2.  CHANGES IN SECURITIES

         There have been no changes in the rights, preferences or privileges of any security of the Company during the third quarter of 1989.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There has been no default on any security during the third quarter of 1989.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the third quarter of 1989.


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the third quarter of 1989 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending September 30, 1989 follow this page.

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                                               September 30,
                                            December 31,    ------------------
                                                1988        1989          1988
                                            ------------    ----          ----
                                              (Audited)         (Unaudited)

   ASSETS

CURRENT ASSETS:

  Cash                                       $     48     $      -     $    368
  Other assets                                      -            -          301
                                             --------     --------     --------

                                             $     48     $      -     $    669
                                             --------     --------     --------
                                             --------     --------     --------

  LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                           $  1,156     $      -     $  1,002
  Note payable                                 17,051            -       17,051
                                             --------     --------     --------

                                               18,207            -       18,053
                                             --------     --------     --------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock - $.0001 par,
  50,000,000 shares authorized,
  5,160,500 and 5,481,826 issued
  and outstanding                                 516          548          516

Paid in Capital                                 4,152       11,651        4,152

Retained deficit                              (22,827)     (12,199)      22,052)
                                             --------     --------     --------

        TOTAL STOCKHOLDERS' EQUITY (DEFICIT)  (18,159)           -      (17,384)
                                             --------     --------     --------

                                             $     48     $      -     $    669
                                             --------     --------     --------
                                             --------     --------     --------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS




                                                           For the Three Months       For the Nine Months
                                         For the           ending September 30,       ending September 30,       October 27, 1986
                                        year ending       ----------------------    ----------------------    (date of inception) to
                                     December 31, 1988     1989            1988      1989            1988       September 30, 1989
                                     -----------------    -------         ------    ------          ------    ----------------------
                                         (Audited)              (Unaudited)               (Unaudited)               (Unaudited)
REVENUES                                $       -       $       -      $       -   $       -     $       -            $       -
                                        ---------       ---------      ---------   ---------     ---------            ---------

OPERATING EXPENSES:
  General and administrative                3,101               -            775       6,423          2,326              10,684
                                        ---------       ---------      ---------   ---------     ---------            ---------

Loss from operations                       (3,101)              -           (775)     (6,423)       (2,326)             (10,684)

OTHER INCOME (EXPENSES)
  Interest expense                         (1,500)              -              -           -        (1,500)              (1,500)
  Aborted offering costs                  (17,066)              -              -           -       (17,066)             (17,066)
  Debt relief                                   -               -              -      17,051             -               17,051
                                        ---------       ---------      ---------   ---------     ---------            ---------

  TOTAL OTHER INCOME
  (EXPENSES)                              (18,566)              -              -      17,051       (18,556)              (1,515)
                                        ---------       ---------      ---------   ---------     ---------            ---------

NET INCOME (LOSS)                       $ (21,667)      $       -      $    (775)  $  10,628     $ (20,892)           $ (12,199)
                                        ---------       ---------      ---------   ---------     ---------            ---------

NET INCOME (LOSS) PER
  COMMON SHARE                          $   (.004)      $       0      $  (.0001)  $    .002     $   (.004)           $   (.002)
                                        ---------       ---------      ---------   ---------     ---------            ---------
                                        ---------       ---------      ---------   ---------     ---------            ---------

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                 5,160,500       5,481,826      5,160,500   5,481,826     5,160,500            5,481,826
                                        ---------       ---------      ---------   ---------     ---------            ---------
                                        ---------       ---------      ---------   ---------     ---------            ---------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                              ACCUMULATED
                                                                                 DEFICIT
                                           COMMON STOCK                          DURING
                                    -----------------------        PAID IN     DEVELOPMENT
                                      SHARES         AMOUNT        CAPITAL        STAGE           TOTAL
                                    ---------      ---------      ---------    -----------      ---------
BALANCE, DECEMBER 31, 1987          1,010,000      $     101      $   2,212      $  (1,160)      $  1,153

Issued 4,150,500 shares of
  common stock                      4,150,500            415          1,510              -          1,925

Additional paid-in Capital                  -              -            430              -            430

Net loss for year                           -              -              -        (21,667)       (21,667)
                                    ---------      ---------      ---------      ---------      ---------

BALANCE, DECEMBER 31, 1988          5,160,500      $     516      $   4,152      $ (22,827)     $ (18,159)

Sold 7,500 shares of
  common stock                          7,500              1          7,499              -          7,500

Issued shares of common stock         313,826             31              -              -             31

Net income for period                       -              -              -         10,628         10,628
                                    ---------      ---------      ---------      ---------      ---------

BALANCE, SEPTEMBER 30, 1989         5,481,826      $     548      $  11,651      $ (12,199)     $       -
                                    ---------      ---------      ---------      ---------      ---------
                                    ---------      ---------      ---------      ---------      ---------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                                           For the year            For the Nine months
                                                        ending December 31,       ending September 30,         October 27, 1986
                                                        -------------------    --------------------------   (Date of inception) to
                                                               1988             1989                1988      September 30, 1989
                                                             ---------         ------              ------   ----------------------
                                                             (Audited)                 (Unaudited)                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                        $ (21,667)       $ 10,628          $ (20,892)           $(12,199)
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Debt relief                                                  -         (17,051)                 -                   -
       Common stock issued for services                             -              31                  -                  31
       Changes in operating assets and liabilities:
           Accounts payable                                     1,156          (1,156)             1,002                   -
           Other Assets                                        (1,020)              -             (1,321)                  -
           Deferred Costs                                      17,066               -             17,066                   -
                                                            ---------        --------          ---------            --------

NET CASH USED IN OPERATING ACTIVITIES                          (4,465)         (7,548)            (4,145)            (12,168)
                                                            ---------        --------          ---------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of common stock                                        1,925           7,500              1,925              12,168
    Note payable                                                1,500               -              1,500                   -
                                                            ---------        --------          ---------            --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       3,425           7,500              3,425              12,168
                                                            ---------        --------          ---------            --------

NET INCREASE (DECREASE) IN CASH                                   (48)            (48)              (720)                  -

CASH, BEGINNING OF PERIOD                                          48              48              1,088                   -
                                                            ---------        --------          ---------            --------

CASH, END OF PERIOD                                         $       -        $      -          $     368            $      -
                                                            ---------        --------          ---------            --------
                                                            ---------        --------          ---------            --------

                                      SIGNATURE


    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


XANTHIC ENTERPRISES, INC.



Dated:     4/2/97
      ---------------------------------



By:        /s/ Mark A. Lilly
      --------------------------------------------------------------------
            Mark A. Lilly, President, Director and Chief Financial Officer