Form 10-K
period 1989-12-31
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                                    UNITED STATES

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1989

                           COMMISSION FILE NO. 33-17966-LA


                              XANTHIC ENTERPRISES, INC.

               A Colorado Corporation                 EIN: 94-3030021

                                1182 Market St., # 540
                        San Francisco, CA 94102 (415) 420-5859


             Securities to be registered under Section 12(g) of the Act:

                       Common Shares and Series A and Series B
                            Common Stock Purchase Warrants

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding period.

Aggregate market value. There is no market value as the Company's stock is not trading currently.

As of December 31, 1989 there were 5,481,826 shares of Common Stock outstanding.

                                        PART I

ITEM 1. DESCRIPTION OF BUSINESS.

    (1) The Company. Xanthic Enterprises, Inc. was incorporated in Colorado on October 27, 1986 and has not yet commenced operations. The primary activity of the Company will involve seeking merger or acquisition candidates.

    (2) Plan of Operations. The Company plans to seek merger or acquisition candidates.

    (3) Employees. At the present time the Company has no employees other than its officers. The officers devote as much time as they deem appropriate to the Company's business. The officers are not paid salary or expenses.

    (4) Administrative Offices. The Company maintains its executive offices at 1182 Market St., Suite 540, San Francisco, CA 94102 pursuant to an oral lease agreement with Glenn DeCicco, an officer and director of the Company on a month to month basis. No rent is paid for this office at this time.

ITEM 2.   PROPERTIES.

    The Company owns no properties, plans or other real estate, and has no Letters of Intent to purchase or acquire any property.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is not a party to any litigation. The Company is not aware of any litigation that has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to the shareholders during the year 1989.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

    There is no established public trading market for the common shares of the Company.

ITEM 6.  SELECTED FINANCIAL DATA.

    This information is omitted as allowed by General Instruction 1 of Form 10-K as the information is adequately reflected in the certified financial statements as set forth in Item 8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    (1)  LIQUIDITY. The Company has no cash assets and no liquidity.

    (2)  CAPITAL RESOURCES. The Company has no capital resources.

    (3) RESULTS OF OPERATIONS. The Company has not operated during the past fiscal year and there are no results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Attached are audited financial statements for the Company as of December 31, 1989.

                              XANTHIC ENTERPRISES, INC.

                            (A DEVELOPMENT STAGE COMPANY)

                                 FINANCIAL STATEMENTS

                              DECEMBER 31, 1989 AND 1988

                                       CONTENTS



                                                                        PAGE
                                                                        ----

AUDITOR'S REVIEW REPORT................................................  5

FINANCIAL STATEMENTS:

  BALANCE SHEET........................................................  6

  STATEMENTS OF OPERATION..............................................  7

  STATEMENT OF STOCKHOLDERS' EQUITY....................................  8

  STATEMENTS OF CASH FLOWS.............................................  9

  NOTES TO FINANCIAL STATEMENTS........................................ 10-11

TO THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF XANTHIC ENTERPRISES, INC.:

We have audited the accompanying balance sheets of Xanthic Enterprises, Inc. (a development stage company) as of December 31, 1989, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended and for the period from October 27, 1986 (inception), to December 31, 1989. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Xanthic Enterprises, Inc. As of December 31, 1988, were audited by other auditors whose report dated April 19, 1989 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xanthic Enterprises, Inc. as of December 31, 1989, and the results of its operations and cash flows for the year then ended and from October 27, 1986 (inception), to December 31, 1989 in conformity with generally accepted accounting principles.



Harlan & Boettger, CPA's
San Diego, California
February 7, 1997

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS



                                                            December 31,
                                                   ----------------------------
                                                     1989                1988
                                                   --------            --------
         ASSETS

CURRENT ASSETS:
  Cash                                            $       -           $      48
                                                  ---------           ---------
                                                  ---------           ---------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                $       -           $   1,156
  Note payable (Note D)                                   -              17,051
                                                  ---------           ---------

                                                          -              18,207
                                                  ---------           ---------
STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.0001 par value, 50,000,000
   shares authorized, 5,481,826 and 5,160,500
   shares issued and outstanding                        548                 516

   Additional paid in capital                        11,651               4,152

  Deficit accumulated during the development stage  (12,199)            (22,827)
                                                  ---------           ---------

  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                    -             (18,159)
                                                  ---------           ---------

                                                  $       -           $      48
                                                  ---------           ---------
                                                  ---------           ---------


      The accompanying notes are an integral part of these financial statements.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS




                                                                                      October 27, 1986
                                                      For the year ended               (Inception) to
                                                          December 31,                December 31, 1989
                                                  ------------------------------       -----------------
                                                    1989                1988
                                                  ----------          ----------
REVENUES                                          $       -           $       -           $       -
                                                  ---------           ---------           ---------

OPERATING EXPENSES
  General and administrative                          6,423               3,101              10,684
                                                  ---------           ---------           ---------

LOSS FROM OPERATIONS                                  6,423              (3,101)            (10,684)

OTHER INCOME (EXPENSES)
   Interest expense                                       -              (1,500)             (1,500)
   Aborted offering costs                                 -             (17,066)            (17,066)
   Debt relief                                       17,051                   -              17,051
                                                  ---------           ---------           ---------

  TOTAL OTHER INCOME (EXPENSES)                      17,051             (18,566)             (1,515)
                                                  ---------           ---------           ---------

NET INCOME (LOSS)                                 $  10,628           $ (21,667)          $ (12,199)
                                                  ---------           ---------           ---------
                                                  ---------           ---------           ---------

NET INCOME (LOSS) PER COMMON SHARE                $    .002           $   (.004)          $   (.002)
                                                  ---------           ---------           ---------
                                                  ---------           ---------           ---------

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    5,481,826           5,160,500           5,481,826
                                                  ---------           ---------           ---------
                                                  ---------           ---------           ---------


      The accompanying notes are an integral part of these financial statements.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)





                                                  Common Stock                           Accumulated
                                            -------------------------        Paid in   deficit during
                                              Shares          Amount         Capital  development stage    Total
                                              ------          ------         -------  -----------------  ---------
BALANCE, DECEMBER 31, 1987                   1,010,000       $   101         $ 2,212      $  (1,160)      $  1,153

Issued 4,150,500 shares of common stock      4,150,500            415          1,510              -          1,925

Additional paid-in capital                           -              -            430              -            430

Net loss for the year                                -              -              -        (21,667)       (21,667)
                                             ---------       --------        -------      ---------       --------

BALANCE, DECEMBER 31, 1988                   5,160,500       $    516        $ 4,152      $ (22,827)      $(18,159)

Sold 7,500 shares of common stock                7,500              1          7,499              -          7,500

Issued shares of common stock                  313,826             31

Net income for the year                                                            -         10,658         10,658
                                             ---------       --------        -------      ---------       --------

BALANCE, DECEMBER 31, 1989                   5,481,826       $    548        $11,651      $ (12,199)      $      -
                                             ---------       --------        -------      ---------       --------
                                             ---------       --------        -------      ---------       --------



      The accompanying notes are an integral part of these financial statements.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS



                                                                                                            October 27, 1986
                                                                            For the year ended               (Inception) to
                                                                                December 31,                December 31, 1989
                                                                        ------------------------------       -----------------
                                                                          1989                1988
                                                                        ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   $ 10,628            $(21,667)           $(12,199)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Debt relief                                                      (17,051)                  -                   -
       Common stock issued for services                                      31                   -                  31
       Changes in operating assets and liabilities:
          Accounts payable                                               (1,156)              1,156                   -
          Other assets                                                        -              (1,020)                  -
          Deferred costs                                                      -              17,066                   -
                                                                       --------            --------            --------

NET CASH USED IN OPERATING ACTIVITIES                                    (7,548)             (4,465)            (12,168)
                                                                       --------            --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                                   7,500               1,925              12,168
   Note payable                                                               -               1,500                   -
                                                                       --------            --------            --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 7,500               3,425              12,168
                                                                       --------            --------            --------

NET INCREASE (DECREASE) IN CASH                                             (48)             (1,040)                  -

CASH, BEGINNING OF PERIOD                                                    48               1,088                   -
                                                                       --------            --------            --------

CASH, END OF PERIOD                                                    $      -            $     48            $      -
                                                                       --------            --------            --------
                                                                       --------            --------            --------



      The accompanying notes are an integral part of these financial statements.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1989

A.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    ORGANIZATION

    Xanthic Enterprises, Inc., a Colorado corporation, was incorporated October 27, 1986, and since its inception, the Company has been in the development stage. The Company's primary intended activity is to engage in all aspects of review and evaluation of private companies, partnerships, or sole proprietorships for the purpose of completing mergers or acquisitions with the Company, and to engage in mergers acquisitions with any or all varieties of private entities.

    The Company has had no operations since its inception except for expenses related to maintaining the corporate status.

    BASIS OF ACCOUNTING

    The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

B.  STOCK OFFERING:

    A total of 475,000 Units, each Unit consisting of one share of common stock, two class A Warrants and two Class B Warrants, will be paid to a consulting company, Automated Services Inc. (ASI), for services rendered in connection with the offering under an agreement originally dated June 15, 1987 and modified October 2, 1987. The value of each Unit has arbitrarily been set at $.021, or $10,000 in the aggregate, by the Company. Of these Units, 325,000 will be distributed to the shareholders of record of ASI as of October 2, 1987, as a distribution of capital. ASI will have the right to sell them during the 90 day period immediately following the date of the Prospectus.

    Each Class A Warrant will be detachable from the common shares and exercisable from the date of the prospectus to April 30, 1990. Class B Warrants will also be detachable from the date of the prospectus to April 30, 1992. Either the Class A or the Class B exercise period may be extended by the Company at the sole discretion of the Board of Directors on prior written notice to the warrant holders.

    During the exercise periods, the Class A and B Warrants may be exercised to purchase common shares of the Company on a one-for-one basis at exercise prices of $.75 and $1.50 respectively. The warrant prices may be reduced at the discretion of the Company. Any reduction in warrant exercise prices will only be effective on prior written notice to warrant holders during the respective warrant exercise period. The Company may at its option call for the exercise of the Warrants on 30 days prior written notice. All Warrants not exercised within the 30 day period will expire.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                                    (CONTINUED)


C.  CAPITAL STOCK

    The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $.0001 per share.

    In May, 1989 the Company became obligated to distribute shares and warrants to the shareholders of ASI pursuant to the S-18 registration statement.
    The Company distributed 313,826 shares of stock and 627,652 warrants pursuant to the agreement with ASI. The shares and warrants were delivered at various dates between May of 1989 and February of 1990.
    This distribution included 313,826 shares of common stock and one (1)
    Class A Warrant and one (1) Class B Warrant with each share of stock distributed. Each warrant allowed the holder to acquire an additional share of common stock as follows: The Class A Warrant has an exercise price of $0.75 per share and an expiration date of April 30, 1990. The Class B Warrant has an exercise price of $1.50 per share and an expiration date of April 30, 1992.

D.  RELATED PARTY TRANSACTIONS:

    At December 31, 1988 the Company owed to Mr. David Lilly, a director of the Company, $17,051 for amounts loaned the Company to pay fees and expenses. In 1989 Mr. Lilly forgave the Company of the indebtness due him. As a result of this action the Company recognized $17,051 of income during 1989 as relief of debt.

E.  STOCK OPTIONS:

    The Company has granted common stock options to various individuals.

    Changes during the twelve months ended December 31, 1989, of common stock options was as follows:

                                                  Shares        Price Range
                                                  ------        -----------

         Outstanding at December 31, 1988              -          $       -

         Granted                                 627,652          $.75-1.50

         Exercised                                     -                  -

         Expired                                       -               $.75
                                                --------

         Outstanding at December 31, 1989        627,652         $.75-$1.50
                                                --------
                                                --------

F.  SUBSEQUENT EVENTS:

    On November 2, 1991 the State of Oregon issued a cease and desist order ordering the Company to cease and desist issuing unregistered securities in the State of Oregon. The proceedings was based on the distribution of shares and warrants to Oregon shareholders (registered by way of an S-18 registration statement) pursuant to the agreements for such distribution between the Company and Automated Services, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    The Company has changed accountants. There is no disagreement with any prior accountant.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


    Mark A. Lilly, President and a Director. Mr. Lilly, age 27, has been President of Xanthic since inception. During 1988 he was President of NinHao Enterprises, Inc., a Colorado corporation. Nin Ho Enterprises has no assets or income. Mr. Lilly was an Assistant Health Planner for the Alameda Health Consortium from February 1987 to May, 1988. Since May, 1988 Mr. Lilly has been self employed as a free lance computer programer.

    Glenn DeCicco, Vice-President, Secretary and a Director. Mr. DeCicco, age 30, was a Senior Vice President of Nin Hao Enterprises during 1988 and was Presient of Land and Water Real Estate Company, an inactive development stage real estate consultation company formed in 1987. Land and Water Real Estate Company has no assets, income or employees.

    David G. Lilly, Director. Mr. Lilly, age 52, is a member of the California Bar Association During 1988 he was a director of Trident Foods, Inc. and Showcase Publishing Corporation. Trident Foods, Inc. has 30 employees and a minimal net worth. Showcase has a minimal net worth and two employees.

    Brett Hudelson, Vice President and Treasurer. Mr. Hudelson, age 29, is a founder and director of New Urban Environments (NUE), a sole proprietorship specializing in urban agriculture and landscape ecology design. The proprietorship has no assets. Liabilities, or income. Mr. Hudelson is a Vice President of Nin Hao Enterprises, Inc.

    John D. Lilly, Vice President. Mr. Lilly, age 23, is a student at the University of California, Davis.

    John Lilly and Mark Lilly are brothers. David Lilly is their father.

ITEM 11. EXECUTIVE COMPENSATION.

    During the past year the Company did not compensate any officer or director. The Company has no plans to compensate any officer or director at the present time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.



Title of Class     Name and Address              Amount and Nature        Percent of Class
                   of Beneficial                 of Beneficial Owner
                   Owner
Common Shares      Mark Lilly*                   1,165,000                21.2
                   1182 Market St.
                   Suite 540
                   San Francisco, CA 94102

                   Glenn DeCicco*                1,106,500                20.1
                   2210 A Academy Pl.
                   Suite 142
                   Colorado Springs, CO 80909

                   Brett Hudelson*               1,106,500                20.1
                   147 Central
                   Ashland, OR 97520



                   John D. Lilly*                  120,000                 2.1
                   4931 Gentry Ave.
                   N. Hollywood, CA 91407

                   David G. Lilly*               1,145,000                20.9
                   9028 Sunset Blvd.
                   Penthouse
                   Los Angeles, CA 90069



    * The total number of shares owned by officers and directors is 4,643,000.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The transaction between the Company and Automated Services, Inc. resulted in the distribution of 313,826 of common shares to the 981 shareholders of Automated Services, Inc. Said shareholders also received Series A and Series B Warrants to purchase additional shares of the Company's common stock. The distribution was registered on Form S-18.


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

    The Company incorporates by reference the exhibits filed with its registration statement and the amendments thereto. There have been no 8-K filings during the past year. Attached under Item 8 are audited financial statements for the Company for the year ended December 31, 1989.

                                      SIGNATURE



In accordance with Section 12 of the Securities Exchange Act of 1934, this registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


XANTHIC ENTERPRISES, INC.



Dated: 4/2/97
      -------------------------------------------



By:    /s/ Mark A. Lilly
     ----------------------------------------------------------------
       Mark A. Lilly, President, Director and Chief Financial Officer



Dated: 4/2/97
      -------------------------------------------



By:    /s/ Glenn DeCicco
     --------------------------------------------------------------
       Glenn DeCicco, Vice-President and Director