Form 10-Q
period 1990-06-30
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                       FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1990

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

    The number of common shares issued and outstanding as of March 31, 1990 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the second quarter of 1990 are at the end of this report.

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

ITEM 2.  CHANGES IN SECURITIES

         There have been no changes in the rights, preferences or privileges of any security of the Company during the second quarter of 1990.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There has been no default on any security during the second quarter of 1990.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the second quarter of 1990.


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the second quarter of 1990 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending June 30, 1990 follow this page.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS







                                                             June 30,
                                          December 31,   --------------------
                                             1989          1990        1989
                                          -----------    --------     -------
                                            (Audited)       (Unaudited)

    ASSETS

CURRENT ASSETS:

Cash                                      $     -      $     -     $     -
                                          -------      -------     -------

                                          $     -      $     -     $     -
                                          -------      -------     -------
                                          -------      -------     -------

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable                         $    -       $ 1,485     $     -

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
 50,000,000 shares authorized, 5,160,500
 and 5,481,826 issued and outstanding         517          548         517

Paid in capital                            11,651       11,651      11,651

Retained deficit                          (12,168)     (13,684)    (12,168)
                                          -------      -------     -------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        -       (1,485)          -
                                          -------      -------     -------

                                          $     -      $     -     $     -
                                          -------      -------     -------
                                          -------      -------     -------

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS




                                                               For the Three Months         For the Six Months
                                             For the              ending June 30,            ending June 30,    October 27, 1986
                                           year ending         --------------------       ------------------   (date of inception)
                                        December 31, 1989        1990         1989          1990        1989     to June 30, 1990
                                        -----------------      ---------  ---------        --------  --------    ----------------
                                            (Audited)            (Unaudited)                   (Unaudited)         (Unaudited)

REVENUES                                 $      -              $    -        $    -        $     -     $     -         $       -
                                         --------              ------        ------        -------     -------         ---------

OPERATING EXPENSES:
 General and administrative                 6,392                 299             -            597       6,392            11,250
                                         --------              ------        ------        -------     -------         ---------

Loss from operations                        6,392                 299             -            597       6,392           (11,250)

OTHER INCOME (EXPENSES)                                                                                                   (2,419)
 Interest expense                               -                (460)            -           (919)          -           (17,066)
 Debt relief                               17,051                   -             -              -      17,051            17,051
                                         --------              ------        ------        -------     -------          --------

      TOTAL OTHER INCOME
       (EXPENSES)                          17,051                (460)            -           (919)     17,051            (2,434)
                                         --------              ------        ------        -------     -------          --------

NET INCOME (LOSS)                        $ 10,659              $ (759)       $    -        $(1,516)    $10,659           (13,684)
                                         --------              ------        ------        -------     -------          --------
                                         --------              ------        ------        -------     -------          --------
NET INCOME (LOSS) PER
  COMMON SHARE                           $   .002              $(.001)       $    -        $ (.003)    $  .002          $  (.002)
                                         --------              ------        ------        -------     -------          --------
                                         --------              ------        ------        -------     -------          --------
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                 5,168,000           5,481,826      5,168,000      5,481,826   5,168,000         5,481,826
                                       ----------           ----------     ---------      ---------   ---------         ---------
                                       ----------           ----------     ---------      ---------   ---------         ---------

                                                                      4

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)




                                                                                     Accumulated
                                                Common Stock                       deficit during
                                                ------------            Paid in     development
                                          Shares           Amount       Capital         stage         Total
                                        ---------         -------       --------      ---------      ---------

BALANCE, DECEMBER 30, 1988              5,160,500         $  516       $  4,152      $ (22,827)     $ (18,159)

Sold 7,500 shares of
  common stock                              7,500              1          7,499              -          7,500

Issued shares of common stock             313,826             31              -              -             31

Net income                                      -              -              -         10,659         10,659
                                        ---------         ------       --------      ---------      ---------

BALANCE, DECEMBER 31, 1989              5,481,826         $  548       $ 11,651      $ (12,168)     $      31
                                        ---------         ------       --------      ---------      ---------

Net (loss) for period                           -              -              -         (1,516)        (1,516)
                                        ---------         ------       --------      ---------      ---------

BALANCE, JUNE 30, 1990                  5,481,826         $  548       $ 11,651      $ (13,684)     $  (1,485)
                                        ---------         ------       --------      ---------      ---------
                                        ---------         ------       --------      ---------      ---------




                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS








                                                         For the year            For the six months
                                                       ending December 31,          ending June 30,           October 27, 1986
                                                     -------------------     ---------------------------     (Date of inception)
                                                           1989                1990                1989       to June 30, 1990
                                                          ------             --------           --------      ----------------
                                                          (Audited)                  (Unaudited)                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                       $ 10,659             $(1,516)            $10,659           $(13,684)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Debt relief                                          (17,051)                 -              (17,051)                 -
    Common stock issued for services                           -                 31                    -                 31
    Changes in operating assets and liabilities:
      Accounts payable                                    (1,156)             1,485               (1,156)             1,485
                                                        --------             -------             -------           --------

NET CASH USED IN OPERATING ACTIVITIES                     (7,548)                 -               (7,548)           (12,168)
                                                        --------             -------             -------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                     7,500                  -                7,500             12,168
                                                        --------             -------             -------            -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  7,500                  -                7,500             12,168
                                                        --------             -------             -------            -------

NET INCREASE (DECREASE) IN CASH                              (48)                 -                  (48)                 -

CASH, BEGINNING OF PERIOD                                     48                  -                   48                  -
                                                        --------             -------             -------            -------

CASH, END OF PERIOD                                     $     -              $    -              $     -            $     -
                                                        --------             -------             -------            -------
                                                        --------             -------             -------            -------


                                                                      6

                                      SIGNATURE


    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


XANTHIC ENTERPRISES, INC.



Dated:     4/2//97
      ---------------------------------



By:        /s/ Mark A. Lilly
      ---------------------------------------------------------------------
            Mark A. Lilly, President, Director and Chief Financial Officer