Form 10-Q
period 1990-09-30
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                   FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1990

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

    The number of common shares issued and outstanding as of June 30, 1990 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the third quarter of 1990 are at the end of this report.

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

ITEM 2.  CHANGES IN SECURITIES

         There have been no changes in the rights, preferences or privileges of any security of the Company during the third quarter of 1990.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There has been no default on any security during the third quarter of 1990.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the third quarter of 1990.


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the third quarter of 1990 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending September 30, 1990 follow this page.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS







                                                           September 30,
                                         December 31,   -------------------
                                              1989        1990        1989
                                         ------------   --------   --------
                                            (Audited)       (Unaudited)

     ASSETS

CURRENT ASSETS:

  Cash                                    $     -      $     -     $     -
                                          -------      -------     -------

                                          $     -      $     -     $     -
                                          -------      -------     -------
                                          -------      -------     -------

  LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $     -      $ 2,242     $     -

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
  50,000,000 shares authorized, 5,160,500
  and 5,481,826 issued and outstanding        517          548         517

Paid in capital                            11,651       11,651      11,651

Retained deficit                          (12,168)     (14,441)    (12,168)
                                          -------      -------     -------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)       -       (2,242)          -
                                          -------      -------     -------

                                          $     -      $     -     $     -
                                          -------      -------     -------
                                          -------      -------     -------

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS








                                                             For the Three Months      For the Nine Months
                                           For the           ending September 30,      ending September 30,     October 27, 1986
                                           year ending      ----------------------    ---------------------  (date of inception) to
                                        December 31, 1989     1990          1989        1990         1989       September 30, 1990
                                        -----------------   ----------------------     ---------------------  --------------------
                                            (Audited)            (Unaudited)                (Unaudited)             (Unaudited)

REVENUES                                  $     -          $     -        $   -         $     -     $     -          $        -
                                       ---------         ---------    ---------       ---------   ---------           ---------

OPERATING EXPENSES:
  General and administrative                6,392              298            -             895       6,392              11,548
                                       ---------         ---------    ---------       ---------   ---------           ---------

Loss from operations                        6,392              298            -             895       6,392             (11,548)

OTHER INCOME (EXPENSES)
  Interest expense                              -             (459)           -          (1,378)          -              (2,878)
  Aborted offering costs                        -                -            -               -           -             (17,066)
  Debt relief                              17,051                -            -               -      17,051              17,051
                                       ---------         ---------    ---------       ---------   ---------           ---------

     TOTAL OTHER INCOME
     (EXPENSES)                            17,051             (459)           -          (1,378)     17,051              (2,893)
                                       ---------         ---------    ---------       ---------   ---------           ---------

NET INCOME (LOSS)                         $10,659            $(757)       $   -         $(2,273)    $10,659           $ (14,441)
                                       ---------         ---------    ---------       ---------   ---------           ---------
                                       ---------         ---------    ---------       ---------   ---------           ---------

NET INCOME (LOSS) PER
   COMMON SHARE                           $  .002          $(.0001)       $   -         $(.0004)    $  .007           $   (.003)
                                       ---------         ---------    ---------       ---------   ---------           ---------
                                       ---------         ---------    ---------       ---------   ---------           ---------

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING                 5,168,000         5,481,826    5,168,000       5,481,826   5,168,000           5,481,826
                                       ---------         ---------    ---------       ---------   ---------           ---------
                                       ---------         ---------    ---------       ---------   ---------           ---------


                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                      Accumulated
                                               Common Stock                        deficit during
                                               ------------              Paid in      development
                                          Shares          Amount         Capital         stage          Total
                                          ------          ------         --------  --------------     --------

BALANCE, DECEMBER 30, 1988              5,160,500         $  516       $  4,152     $  (22,827)      $(18,159)

Sold 7,500 shares of
  common stock                              7,500              1          7,499              -          7,500

Issued shares of common stock             313,826             31              -              -             31

Net income                                      -              -              -         10,659         10,659
                                        ---------         ------       --------     ----------       --------

BALANCE, DECEMBER 31, 1989              5,481,826         $  948       $ 11,651     $  (12,168)      $     31
                                        ---------         ------       --------     ----------       --------

Net (loss) for period                           -              -              -         (2,273)        (2,273)
                                        ---------         ------       --------     ----------       --------

BALANCE, SEPTEMBER 30, 1990             5,481,826         $  548       $11,651      $  (14,441)       $(2,242)
                                        ---------         ------       --------     ----------       --------
                                        ---------         ------       --------     ----------       --------



                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS








                                                      For the year            For the nine months
                                                    ending December 31,      ending September 30,      October 27, 1986
                                                    -------------------      --------------------    (Date of inception) to
                                                          1989                1990          1989       September 30, 1990
                                                         ------              -------       ------      ------------------
                                                         (Audited)                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                     $ 10,659            $(2,273)    $ 10,659            $(14,441)
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Debt relief                                         (17,051)                 -      (17,051)                  -
     Common stock issued for services                          -                 31            -                  31
     Changes in operating assets and liabilities:
        Accounts payable                                  (1,156)             2,242       (1,156)              2,242
                                                        --------            -------     --------            --------

NET CASH USED IN OPERATING ACTIVITIES                     (7,548)                 -       (7,548)            (12,168)
                                                        --------            -------     --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                     7,500                  -        7,500              12,168
                                                        --------            -------     --------            --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  7,500                 -         7,500              12,168
                                                        --------            -------     --------            --------

NET INCREASE (DECREASE) IN CASH                              (48)                 -          (48)                  -

CASH, BEGINNING OF PERIOD                                     48                  -           48                   -
                                                        --------            -------     --------            --------

CASH, END OF PERIOD                                     $      -            $     -     $      -            $      -
                                                        --------            -------     --------            --------
                                                        --------            -------     --------            --------


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