Form 10-K
period 1990-12-31
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                                    UNITED STATES

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1990

                           COMMISSION FILE NO. 33-17966-LA

                              XANTHIC ENTERPRISES, INC.


                A Colorado Corporation                 EIN: 94-3030021

                             9028 Sunset Blvd., Penthouse
                         Los Angeles, CA 90069 (310-289-4947)


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

As of December 31, 1990 there were 5,481,826 shares of Common Stock outstanding.

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

    (4) Administrative Offices. The Company maintains its executive offices at 9028 Sunset Blvd., Penthouse Suite, West Hollywood, CA 90069 pursuant to an oral lease agreement with David G. Lilly, a director of the Company on a month to month basis. No rent is paid for this office at this time.

ITEM 2.   PROPERTIES.

    The Company owns no properties, plans or other real estate, and has no Letters of Intent to purchase or acquire any property.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is not a party to any litigation. The Company is not aware of any litigation that has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to the shareholders during the year 1990.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    There are attached financial statements for the year ended December 31, 1990.

                              XANTHIC ENTERPRISES, INC.

                            (A DEVELOPMENT STAGE COMPANY)

                                 FINANCIAL STATEMENTS

                              DECEMBER 31, 1990 AND 1989

                                       CONTENTS





                                                                            PAGE
                                                                            ----

AUDITOR'S REVIEW REPORT.....................................................  5

FINANCIAL STATEMENTS:

  BALANCE SHEET.............................................................  6

  STATEMENTS OF OPERATION...................................................  7

  STATEMENT OF STOCKHOLDERS' EQUITY.........................................  8

  STATEMENTS OF CASH FLOWS..................................................  9

  NOTES TO FINANCIAL STATEMENTS............................................10-11

TO THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF XANTHIC ENTERPRISES, INC.:

We have audited the accompanying balance sheets of Xanthic Enterprises, Inc. (a development stage company) as of December 31, 1990 and 1989, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from October 27, 1986 (inception), to December 31, 1990. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xanthic Enterprises, Inc. as of December 31, 1990, and 1989, and the results of its operations and cash flows for the years then ended and from October 27, 1986 (inception), to December 31, 1990 in conformity with generally accepted accounting principles.






Harlan & Boettger, CPA's
San Diego, California
February 7, 1997

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                   BALANCE SHEETS


                                                                    December 31,
                                                            ------------------------
                                                               1990           1989
                                                            ---------      ---------
ASSETS

CURRENT ASSETS:
  Cash                                                      $       -      $       -
                                                            ---------      ---------
                                                            ---------      ---------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                          $   2,999              -
                                                            ---------      ---------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.0001 par value, 50,000,000
   shares authorized, 5,481,826 and 5,160,500
   shares issued and outstanding                                  548            548

   Additional paid in capital                                  11,651         11,651

  Deficit accumulated during the development stage            (15,198)       (12,199)
                                                            ---------      ---------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (2,999)             -
                                                            ---------      ---------

                                                            $       -      $       -
                                                            ---------      ---------
                                                            ---------      ---------



   The accompanying notes are an integral part of these financial statements.

                               XANTHIC ENTERPRISES, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF OPERATIONS


                                                                        October 27, 1986
                                                For the year ended      (Inception) to
                                                   December 31,        December 31, 1990
                                             ------------------------  -----------------
                                                1990           1989
                                             ---------      ---------
REVENUES                                     $      -       $      -       $      -
                                             ---------      ---------      ---------

OPERATING EXPENSES
    General and administrative                   1,162          6,423         11,846
                                             ---------      ---------      ---------

LOSS FROM OPERATIONS                            (1,162)         6,423        (11,846)

OTHER INCOME (EXPENSES)
    Interest expense                            (1,837)             -         (3,337)
    Aborted offering costs                           -              -        (17,066)
    Debt relief                                      -         17,051         17,051
                                             ---------      ---------      ---------

    TOTAL OTHER INCOME (EXPENSES)               (1,837)        17,051         (3,352)
                                             ---------      ---------      ---------

NET INCOME (LOSS)                            $  (2,999)     $  10,628      $ (15,198)
                                             ---------      ---------      ---------
                                             ---------      ---------      ---------

NET INCOME (LOSS) PER COMMON SHARE           $  (.0005)     $   .002           (.005)
                                             ---------      ---------      ---------
                                             ---------      ---------      ---------

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                              5,481,826      5,481,826      5,481,826
                                             ---------      ---------      ---------
                                             ---------      ---------      ---------



   The accompanying notes are an integral part of these financial statements.

                               XANTHIC ENTERPRISES, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                              Common Stock                          Accumulated
                                         ----------------------         Paid in   deficit during
                                         Shares          Amount         Capital  development stage     Total
                                         ------          ------         -------  -----------------     -----
BALANCE, DECEMBER 31, 1988              5,160,500       $    516       $  4,152      $ (22,827)      $(18,159)

Sold 7,500 shares of common stock           7,500              1          7,499              -          7,500

Issued shares of common stock             313,826             31                                           31
Net income for the year                         -              -              -         10,628         10,628
                                        ---------       --------       --------      ---------       --------

BALANCE, DECEMBER 31, 1989              5,481,826       $     48       $ 11,651      $ (12,199)      $      -

Net loss for the year                           -              -              -         (2,999)        (2,999)
                                        ---------       --------       --------      ---------       --------

BALANCE, DECEMBER 31, 1990              5,481,826       $    548       $ 11,651      $ (15,198)      $ (2,999)
                                        ---------       --------       --------      ---------       --------
                                        ---------       --------       --------      ---------       --------



   The accompanying notes are an integral part of these financial statements.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS


                                                                                       October 27, 1986
                                                                For the year ended      (Inception) to
                                                                   December 31,       December 31, 1990
                                                              ----------------------  -----------------
                                                                1990           1989
                                                              -------        -------


CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                         $(2,999)       $10,628       $(15,198)
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Debt relief                                                 -        (17,051)             -
        Common stock issued for services                                          31             31
        Changes in operating assets and liabilities:
          Accounts payable                                      2,999         (1,156)         2,999
                                                              -------        -------       --------

NET CASH USED IN OPERATING ACTIVITIES                               -         (7,548)             -
                                                              -------        -------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of common stock                                            -          7,500         12,168
                                                              -------        -------       --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           -          7,500              -
                                                              -------        -------       --------

NET INCREASE (DECREASE) IN CASH                                     -            (48)             -

CASH, BEGINNING OF PERIOD                                           -             48              -
                                                              -------        -------       --------

CASH, END OF PERIOD                                           $     -        $     -       $      -
                                                              -------        -------       --------
                                                              -------        -------       --------



   The accompanying notes are an integral part of these financial statements.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1990

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

B.  ACCOUNTS PAYABLE:

    Accounts payable at December 31, 1990 represents amounts due the Company's stock transfer agency, AST.

C.  CAPITAL STOCK

    The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $.0001 per share.

    In May, 1989 the Company became obligated to distribute shares and warrants to the shareholders of ASI pursuant to the S-18 registration statement. The Company distributed 313,826 shares of stock and 627,652 warrants pursuant to the agreement with ASI. The shares and warrants were delivered at various dates between May of 1989 and February of 1990. This distribution included 313,826 shares of common stock and one (1) Class A Warrant and one (1) Class B Warrant with each share of stock distributed. Each warrant allowed the holder to acquire an additional share of common stock as follows: The Class A Warrant had an exercise price of $0.75 per share and an expiration date of April 30, 1990. The Class B Warrant had an exercise price of $1.50 per share and an expiration date of April 30, 1992.

D.  RELATED PARTY TRANSACTIONS:

    At December 31, 1988 the Company owed to Mr. David Lilly, a director of the Company, $17,051 for amounts loaned the Company to pay fees and expenses. In 1989 Mr. Lilly forgave the Company of the indebtness due him. As a result of this action the Company recognized $17,051 of income during 1989 as relief of debt.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                                     (CONTINUED)

E.  STOCK OPTIONS:

    The Company has granted common stock options to various individuals.

    Changes during the twelve months ended December 31, 1990, of common stock options was as follows:

                                                    Shares    Price Range
                                                    ------    -----------

         Outstanding at December 31, 1989                -      $       -

         Granted                                   627,652      $.75-1.50

         Exercised                                       -              -

         Expired                                  (313,826)     $     .75
                                                  --------

         Outstanding at December 31, 1990          313,826      $    1.50
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


                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


    Mark A. Lilly, President and a Director. Mr. Lilly, age 28, has been President of Xanthic since inception. During 1988 he was President of NinHao Enterprises, Inc., a Colorado corporation. Nin Ho Enterprises has no assets or income. Mr. Lilly was an Assistant Health Planner for the Alameda Health Consortium from February 1987 to May, 1988. Since May, 1988 Mr. Lilly has been self employed as a free lance computer programer.

    Glenn DeCicco, Vice-President, Secretary and a Director. Mr. DeCicco, age 31, was a Senior Vice President of Nin Hao Enterprises during 1988 and was Presient of Land and Water Real Estate Company, an inactive development stage real estate consultation company formed in 1987. Land and Water Real Estate Company has no assets, income or employees.

    David G. Lilly, Director. Mr. Lilly, age 53, is a member of the California Bar Association During 1988 he was a director of Trident Foods, Inc. and Showcase Publishing Corporation. Trident Foods, Inc. has 30 employees and a minimal net worth. Showcase has a minimal net worth and two employees.

    John D. Lilly, Vice President. Mr. Lilly, age 24, is a student at the University of California, Davis.

    John Lilly and Mark Lilly are brothers. David Lilly is their father.

ITEM 11.      EXECUTIVE COMPENSATION.

    During the past year the Company did not compensate any officer or director. The Company has no plans to compensate any officer or director at the present time.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


Title of Class     Name and Address              Amount and Nature        Percent of Class
                   of Beneficial                 of Beneficial Owner
                   Owner
Common Shares      Mark Lilly*                   1,165,000                21.2
                   1182 Market St.
                   Suite 540
                   San Francisco, CA 94102

                   Glenn DeCicco*                1,106,500                20.1
                   2210 A Academy Pl.
                   Suite 142
                   Colorado Springs, CO 80909

                   Brett Hudelson                1,106,500                20.1
                   147 Central
                   Ashland, OR 97520

                   John D. Lilly*                  120,000                 2.1
                   4931 Gentry Ave.
                   N. Hollywood, CA 91407

                   David G. Lilly*               1,145,000                20.8
                   9028 Sunset Blvd.
                   Penthouse
                   Los Angeles, CA 90069



    *The total number of shares owned by officers and directors is 3,536,500.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not Applicable.

Item 14. Exhibits, Financial Statements and Schedules.

    The Company incorporates by reference the exhibits filed with its registration statement and the amendments thereto. There have been no 8-K filings during the past year. Financial Statements for the year ended December 31, 1990 are attached under Item 8.

                                      SIGNATURE



In accordance with Section 12 of the Securities Exchange Act of 1934, this registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


XANTHIC ENTERPRISES, INC.



Dated:   4/2/97
       -------------------------------------------------------------------



By:      /s/ Mark A. Lilly
       -------------------------------------------------------------------
         Mark A. Lilly, President, Director and Chief Financial Officer



Dated:   4/2/97
       -------------------------------------------------------------------



By:      /s/ Glenn DeCicco
       -------------------------------------------------------------------
         Glenn DeCicco, Vice-President and Director