Form 10-Q
period 1991-03-31
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1991

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

    The Company's Form 10-K for the fiscal year ended December 31, 1990 was filed late.

    The number of common shares issued and outstanding as of December 31, 1990 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the first quarter of 1991 are at the end of this report.

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

ITEM 2.  CHANGES IN SECURITIES

         There have been no changes in the rights, preferences or privileges of any security of the Company during the first quarter of 1991.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There has been no default on any security during the first quarter of 1991.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the first quarter of 1991.


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the first quarter of 1991 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending March 31, 1991 follow this page.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS







                                                            March 31,
                                       December 31,   ---------------------
                                           1990         1991          1990
                                       ------------   -------       -------
                                          (Audited)        (Unaudited)

     ASSETS

CURRENT ASSETS:

 Cash                                     $     -      $     -     $     -
                                          -------      -------     -------

                                          $     -      $     -     $     -
                                          -------      -------     -------
                                          -------      -------     -------

 LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable                         $ 2,999      $ 3,609     $   726

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
  50,000,000 shares authorized, 5,481,826
   issued and outstanding                     548          548         548

Paid in capital                            11,651       11,651      11,651

Retained deficit                          (15,198)     (15,808)    (12,925)
                                          -------      -------     -------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)    (2,999)      (3,609)       (726)
                                          -------      -------     -------

                                          $     -      $     -     $     -
                                          -------      -------     -------
                                          -------      -------     -------

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS




                                   For the year       For the three months
                                ending December 31,    ending March 31,      October 27, 1986
                                -------------------  ---------------------  (Date of inception)
                                       1990            1991         1990     to March 31, 1992
                                      --------       --------     --------  -------------------
                                      (Audited)            (Unaudited)           (Unaudited)

REVENUES                           $        -     $        -     $        -     $        -
                                   ----------     ----------     ----------     ----------
OPERATING EXPENSES:
  General and administrative            1,162            322            267         12,168
                                   ----------     ----------     ----------     ----------

Loss from operations                   (1,162)          (322)          (267)       (12,168)

OTHER INCOME (EXPENSES)
  Interest expense                     (1,837)          (288)          (459)        (3,625)
  Aborted offering costs                    -              -              -        (17,066)
  Debt relief                               -              -              -         17,051
                                   ----------     ----------     ----------     ----------

TOTAL OTHER INCOME (EXPENSES)          (1,837)          (288)          (459)        (3,625)
                                   ----------     ----------     ----------     ----------

NET LOSS                              $(2,999)         $(610)       $  (726)       (15,808)
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------

NET LOSS PER COMMON SHARE              (.0005)        (.0001)        (.0001)         (.003)
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                         5,481,826      5,481,826      5,481,826      5,481,826
                                   ----------     ----------     ----------     ----------
                                   ----------     ----------     ----------     ----------

                                          4

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)







                                                                             Accumulated
                                                 Common Stock               deficit during
                                                 ------------           Paid in     development
                                          Shares         Amount         Capital       stage            Total
                                          ---------     ---------      ---------   --------------      -------

BALANCE, DECEMBER 31, 1989              5,481,826       $    548        $11,651       $(12,199)       $     -
                                        ---------       --------        -------       --------        -------

Net loss for year                               -              -              -         (2,999)        (2,999)
                                        ---------       --------        -------       --------        -------

BALANCE, DECEMBER 31, 1990              5,481,826       $    548        $11,651       $(15,198)       $(2,999)
                                        ---------       --------        -------       --------        -------

Net loss for period                             -              -              -           (610)          (610)
                                        ---------       --------        -------       --------        -------

BALANCE, MARCH 31, 1991                 5,481,826       $    548        $11,651       $(15,808)       $(3,609)
                                        ---------       --------        -------       --------        -------
                                        ---------       --------        -------       --------        -------


                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS




                                                       For the year          For the three months
                                                    ending December 31,         ending March 31,         October 27, 1986
                                                    -------------------     ------------------------    (Date of inception)
                                                          1990               1991            1990        to March 31, 1991
                                                           -----            ------          ------      -------------------
                                                         (Audited)                 (Unaudited)               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                      $(2,999)            $(610)           $(726)          $(15,808)
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Common stock issued for services                         -                 -                -                 31
     Changes in operating assets and liabilities:
        Accounts payable                                  2,999               610              726              3,609
                                                        -------             -----            -----           --------

NET CASH USED IN OPERATING ACTIVITIES                         -                 -                -            (12,168)
                                                        -------             -----            -----           --------

CASH FLOWS FROM FINANCING ACTIVITIES                          -                 -                -             12,168
 Sale of common stock                                   -------             -----            -----           --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                     -                 -                -             12,168

NET INCREASE (DECREASE) IN CASH                               -                 -                -                  -

CASH, BEGINNING OF PERIOD                                     -                 -                -                  -
                                                        -------             -----            -----           --------

CASH, END OF PERIOD                                     $     -             $   -            $   -                  -
                                                        -------             -----            -----           --------
                                                        -------             -----            -----           --------



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