Form 10-Q
period 1991-06-30
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                       FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1991

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

    The number of common shares issued and outstanding as of March 31, 1991 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the second quarter of 1991 are at the end of this report.

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

ITEM 2.  CHANGES IN SECURITIES

         There have been no changes in the rights, preferences or privileges of any security of the Company during the second quarter of 1991.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There has been no default on any security during the second quarter of 1991.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the second quarter of 1991.


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the second quarter of 1991 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending June 30, 1991 follow this page.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS







                                                             June 30,
                                         December 31,   ------------------
                                             1990       1991          1990
                                         ------------   ------------------
                                            (Audited)      (Unaudited)

ASSETS

CURRENT ASSETS:

  Cash                                    $     -      $     -     $     -
                                          -------      -------     -------

                                          $     -      $     -     $     -
                                          -------      -------     -------
                                          -------      -------     -------

   LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $ 2,999      $ 4,218     $ 1,485

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
  50,000,000 shares authorized, 5,481,826
   issued and outstanding                     548          548         548

Paid in capital                            11,651       11,651      11,651

Retained deficit                          (15,198)     (16,417)    (13,684)
                                          -------      -------     -------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)       (2,999)      (4,218)     (1,485)
                                          -------      -------     -------

                                          $     -      $     -     $     -
                                          -------      -------     -------
                                          -------      -------     -------

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS







                                                              For the Three Months        For the Six Months
                                           For the              ending June 30,             ending June 30,       October 27, 1986
                                           year ending       --------------------          ------------------    (date of inception)
                                        December 31, 1990      1991         1990           1991        1990       to June 30, 1991
                                        -----------------     ------       ------          ------      ------     -----------------
                                            (Audited)             (Unaudited)                 (Unaudited)             (Unaudited)

REVENUES                                  $     -             $      -     $      -       $      -    $      -     $           -
                                         ---------            ---------   ---------        ---------  ---------         ---------

OPERATING EXPENSES:
   General and administrative               1,162                   322         299            644        566             12,490
                                         ---------            ---------   ---------        ---------  ---------         ---------

Loss from operations                       (1,162)                 (322)       (299)            (644)      (566)          (12,490)

OTHER INCOME (EXPENSES)
   Interest expense                        (1,837)                 (288)       (460)            (575)      (919)           (3,912)
   Aborted offering costs                       -                     -           -                -          -           (17,066)
   Debt relief                                  -                     -           -                -          -             17,051
                                         ---------            ---------   ---------        ---------  ---------         ---------
      TOTAL OTHER INCOME
      (EXPENSES)                           (1,837)                 (288)       (460)            (575)      (919)           (3,927)
                                         ---------            ---------   ---------        ---------  ---------         ---------

NET LOSS                                  $(2,999)            $    (610)   $   (759)        $ (1,219)   $(1,485)    $     (16,417)
                                         ---------            ---------   ---------        ---------  ---------         ---------
                                         ---------            ---------   ---------        ---------  ---------         ---------
NET LOSS PER COMMON SHARE                 $(.0005)            $  (.0001)   $ (.0001)        $ (.0007)   $(.0007)    $       (.003)
                                         ---------            ---------   ---------        ---------  ---------         ---------
                                         ---------            ---------   ---------        ---------  ---------         ---------
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDOING                  5,481,826            5,481,826   5,481,826        5,481,826  5,481,826         5,481,826
                                         ---------            ---------   ---------        ---------  ---------         ---------
                                         ---------            ---------   ---------        ---------  ---------         ---------


                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)





                                                                                      Accumulated
                                               Common Stock                          deficit during
                                              --------------             Paid in       development
                                          Shares          Amount         Capital          stage         Total
                                        ----------       --------       --------    --------------     -------

BALANCE, DECEMBER 31, 1989              5,481,826        $   548        $ 11,651         $(12,199)     $     -
                                        ---------        -------        --------         --------      -------

Net loss for year                               -              -               -           (2,999)      (2,999)
                                        ---------        -------        --------         --------      -------

BALANCE, DECEMBER 31, 1990              5,481,826        $   548        $ 11,651         $(15,198)     $(2,999)
                                        ---------        -------        --------         --------      -------

Net loss for period                             -              -               -           (1,219)      (1,219)
                                        ---------        -------        --------         --------      -------

BALANCE, JUNE 30, 1991                  5,481,826        $   548        $ 11,651         $(16,417)     $(4,218)
                                        ---------        -------        --------         --------      -------
                                        ---------        -------        --------         --------      -------



                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS






                                                    For the year        For the Six Months
                                                  ending December 31,      ending June 30,            October 27, 1986
                                                  -------------------   --------------------        (Date of inception)
                                                         1990             1991        1990            to June 30, 1991
                                                        ------           ------       ------          ------------------
                                                       (Audited)             (Unaudited)                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    $(2,999)         $(1,219)         $(1,485)    $(16,417)
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Common stock issued for services                        -                -                -           31
     Changes in operating assets and liabilities:
         Accounts payable                                2,999            1,219            1,485        4,218
                                                       -------          -------          -------     --------

NET CASH USED IN OPERATING ACTIVITIES                        -                -                -      (12,168)
                                                       -------          -------          -------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                      -                -                -       12,168
                                                       -------          -------          -------     --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    -                -                -       12,168
                                                       -------          -------          -------     --------

NET INCREASE (DECREASE) IN CASH                              -                -                -            -

CASH, BEGINNING OF PERIOD                                    -                -                -            -
                                                       -------          -------          -------     --------

CASH, END OF PERIOD                                     $    -           $    -          $     -            -
                                                       -------          -------          -------     --------
                                                       -------          -------          -------     --------



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