Form 10-Q
period 1991-09-30
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1991

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

    The number of common shares issued and outstanding as of June 30, 1991 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the third quarter of 1991 are at the end of this report.

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

ITEM 2.  CHANGES IN SECURITIES

         There have been no changes in the rights, preferences or privileges of any security of the Company during the third quarter of 1991.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         There has been no default on any security during the third quarter of 1991.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the third quarter of 1991.


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the third quarter of 1991 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending September 30, 1991 follow this page.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS




                                                               September 30,
                                          December 31,    --------------------
                                              1990           1991         1990
                                          ------------    -------      -------
                                             (Audited)          (Unaudited)
     ASSETS

CURRENT ASSETS:

  Cash                                       $     -      $     -      $     -
                                             -------      -------      -------

                                             $     -      $     -      $     -
                                             -------      -------      -------
                                             -------      -------      -------

  LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                           $ 2,999      $ 4,828      $ 2,242

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
  50,000,000 shares authorized, 5,481,826
  issued and outstanding                         548          548          548

Paid in capital                               11,651       11,651       11,651

Retained deficit                             (15,198)     (17,027)     (14,441)
                                             -------      -------      -------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)     (2,999)      (4,828)      (2,242)
                                             -------      -------      -------

                                             $     -      $     -      $     -
                                             -------      -------      -------
                                             -------      -------      -------

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS


                                                             For the Three Months        For the Nine Months      October 27, 1986
                                           For the           ending September 30,        ending September 30,    date of inception
                                           year ending      --------------------       ----------------------             to
                                        December 31, 1990      1991       1990             1991         1990     September 30, 1991
                                        -----------------    ---------  ---------       ---------     -------    ------------------
                                            (Audited)            (Unaudited)                  (Unaudited)           (Unaudited)

REVENUES                                  $     -           $  -          $   -        $     -        $     -          $        -
                                        ---------      ---------      ---------      ---------      ---------        ------------

OPERATING EXPENSES:
  General and administrative                1,162            322            298            966            864              12,812
                                        ---------      ---------      ---------      ---------      ---------        ------------

Loss from operations                       (1,162)          (322)          (298)          (966)          (864)            (12,812)

OTHER INCOME (EXPENSES)
  Interest expense                         (1,837)          (288)          (459)          (863)        (1,378)             (4,200)
  Aborted offering costs                        -              -              -              -              -             (17,066)
  Debt relief                                   -              -              -              -              -              17,051
                                        ---------      ---------      ---------      ---------      ---------        ------------
    TOTAL OTHER INCOME (EXPENSES)          (1,837)          (288)          (459)          (863)        (1,378)             (4,215)
                                        ---------      ---------      ---------      ---------      ---------        ------------
NET LOSS                                  $(2,999)         $(610)         $(757)       $(1,829)       $(2,242)         $  (17,077)
                                        ---------      ---------      ---------      ---------      ---------        ------------
                                        ---------      ---------      ---------      ---------      ---------        ------------
NET LOSS PER COMMON SHARE                 $(.0005)       $(.0001)       $(.0001)       $(.0003)       $(.0004)         $    (.003)
                                        ---------      ---------      ---------      ---------      ---------        ------------
                                        ---------      ---------      ---------      ---------      ---------        ------------
WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                            5,481,826      5,481,826      5,481,826      5,481,826      5,481,826          $  481,826
                                        ---------      ---------      ---------      ---------      ---------        ------------
                                        ---------      ---------      ---------      ---------      ---------        ------------

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                    Accumulated
                                               Common Stock                       deficit during
                                               ------------             Paid in     development
                                         Shares           Amount        Capital        stage           Total
                                        ---------        --------     ---------   ---------------    -------

BALANCE, DECEMBER 31, 1989              5,481,826         $  548       $ 11,651     $  (12,199)       $     -
                                        ---------         ------       --------     ----------        -------

Net loss for year                               -              -              -         (2,999)        (2,999)
                                        ---------         ------       --------     ----------        -------

BALANCE, DECEMBER 31, 1990              5,481,826         $  548       $ 11,651     $  (15,198)       $(2,999)
                                        ---------         ------       --------     ----------        -------

Net loss for period                             -              -              -         (1,829)        (1,829)
                                        ---------         ------       --------     ----------        -------
BALANCE, SEPTEMBER 30, 1991             5,481,826         $  548       $ 11,651     $  (17,027)       $(4,828)
                                        ---------         ------       --------     ----------        -------
                                        ---------         ------       --------     ----------        -------

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS


                                                       For the year            For the Nine months          October 27, 1986
                                                    ending December 31,       ending September 30,         (Date of inception)
                                                    -------------------    -------------------------               to
                                                          1990                1991             1990        September 30, 1991
                                                          -----               ----             ----        ------------------
                                                         (Audited)                 (Unaudited)                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                    $ (2,999)           $(1,829)        $ (2,242)             $  (17,027)
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Common stock issued for services                         -                  -               -                       31
     Changes in operating assets and liabilities:
         Accounts payable                                 2,999              1,829            2,242                   4,828
                                                       --------            -------         --------              ----------

NET CASH USED IN OPERATING ACTIVITIES                         -                  -                -                 (12,168)
                                                       --------            -------         --------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES                          -                  -                -                  12,168
                                                       --------            -------         --------              ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES
  Sale of common stock                                        -                  -                -                  12,168
                                                       --------            -------         --------              ----------

NET INCREASE (DECREASE) IN CASH                               -                  -                -                       -

CASH, BEGINNING OF PERIOD                                     -                  -                -                       -
                                                       --------            -------         --------              ----------

CASH, END OF PERIOD                                   $       -            $     -          $     -               $       -
                                                       --------            -------         --------              ----------
                                                       --------            -------         --------              ----------

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