Form 10-K
period 1991-12-31
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                                    UNITED STATES

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1991

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

As of December 31, 1991 there were 5,481,826 shares of Common Stock outstanding.

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

    (4) Administrative Offices. The Company maintains its executive offices at 9028 Sunset Blvd., Penthouse Suite, Los Angeles, CA 90069 pursuant to an oral lease agreement with David G. Lilly, a director of the Company on a month to month basis. No rent is paid for this office at this time.

ITEM 2.   PROPERTIES.

    The Company owns no properties, plans or other real estate, and has no Letters of Intent to purchase or acquire any property.

ITEM 3.  LEGAL PROCEEDINGS.

    On November 2, 1991 the State of Oregon issued a cease and desist order ordering the Company to cease and desist issuing unregistered securities in the State of Oregon. The proceeding was based on the distribution of shares and warrants to Oregon shareholders (registered by way of a S-18 registration statement) pursuant to the agreement for such distribution between the Company and Automated Services, Inc.

    The number of shares affected by the ruling is estimated to be 188,000 shares owned by approximately 650 residents of Oregon. The 188,000 shares represent approximately 3.4% of the issued and outstanding shares of Xanthic. The Company has requested a hearing with respect to the allegations of the cease and desist order.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to the shareholders during the year 1991.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Attached are audited financial statements for the Company as of December 31, 1991.

                              XANTHIC ENTERPRISES, INC.

                            (A DEVELOPMENT STAGE COMPANY)

                                 FINANCIAL STATEMENTS

                              DECEMBER 31, 1991 AND 1990

                                       CONTENTS



                                                                            PAGE
                                                                            ----

AUDITOR'S REVIEW REPORT....................................................  5

FINANCIAL STATEMENTS:

  BALANCE SHEET............................................................  6

  STATEMENTS OF OPERATION..................................................  7

  STATEMENT OF STOCKHOLDERS' EQUITY........................................  8

  STATEMENTS OF CASH FLOWS.................................................  9

  NOTES TO FINANCIAL STATEMENTS............................................10-11

TO THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF XANTHIC ENTERPRISES, INC.:

We have audited the accompanying balance sheets of Xanthic Enterprises, Inc. (a development stage company) as of December 31, 1991 and 1990, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from October 27, 1986 (inception), to December 31, 1991. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xanthic Enterprises, Inc. as of December 31, 1991, and 1990, and the results of its operations and cash flows for the years then ended and from October 27, 1986 (inception), to December 31, 1991 in conformity with generally accepted accounting principles.




Harlan & Boettger, CPA's
San Diego, California
February 17, 1997

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS



                                                                 December 31,
                                                        ----------------------------
                                                          1991                1990
                                                        --------            --------
ASSETS

CURRENT ASSETS:
  Cash                                                 $       -           $       -
                                                       ---------           ---------
                                                       ---------           ---------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                     $   5,437            $  2,999
                                                       ---------           ---------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.0001 par value, 50,000,000
   shares authorized, 5,481,826 shares issued
   and outstanding                                           548                 548

   Additional paid in capital                             11,651              11,651

  Deficit accumulated during the development stage       (17,636)            (15,198)
                                                       ---------           ---------

       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               (5,437)             (2,999)
                                                       ---------           ---------

                                                       $       -           $       -
                                                       ---------           ---------
                                                       ---------           ---------



      The accompanying notes are an integral part of these financial statements.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS



                                                                                      October 27, 1986
                                                      For the year ended               (Inception) to
                                                          December 31,                December 31, 1991
                                                  ------------------------------       -----------------
                                                    1991                1990
                                                  ----------          ----------

REVENUES                                          $       -           $       -           $       -
                                                  ---------           ---------           ---------

OPERATING EXPENSES
  General and administrative                          1,288               1,162              13,134
                                                  ---------           ---------           ---------

LOSS FROM OPERATIONS                                  1,288               1,162             (13,134)

OTHER INCOME (EXPENSES)
   Interest expense                                  (1,150)             (1,837)             (4,487)
   Aborted offering costs                                 -                   -             (17,066)
   Debt relief                                            -                   -              17,051
                                                  ---------           ---------           ---------

  TOTAL OTHER INCOME (EXPENSES)                      (1,150)             (1,837)             (4,502)
                                                  ---------           ---------           ---------

NET (LOSS)                                        $  (2,438)          $  (2,999)          $ (17,636)
                                                  ---------           ---------           ---------
                                                  ---------           ---------           ---------

NET (LOSS) PER COMMON SHARE                       $  (.0004)          $  (.0005)          $   (.003)
                                                  ---------           ---------           ---------
                                                  ---------           ---------           ---------

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    5,481,826           5,481,826           5,481,826
                                                  ---------           ---------           ---------
                                                  ---------           ---------           ---------



      The accompanying notes are an integral part of these financial statements.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)





                                          Common Stock                         Accumulated
                                   -------------------------        Paid in   deficit during
                                    Shares          Amount         Capital  development stage    Total
                                     ------          ------         -------  -----------------  ---------
BALANCE, DECEMBER 31, 1989         5,481,426        $   548        $11,651       $(12,199)     $       -

Net loss for the year                      -              -              -         (2,999)        (2,999)
                                   ---------        -------        -------       --------       --------

BALANCE, DECEMBER 31, 1990         5,481,826        $   548        $11,651       $(15,198)      $ (2,999)
                                   ---------        -------        -------       --------       --------

Net loss for year                          -              -              -         (2,438)        (2,438)

BALANCE, DECEMBER 31, 1991         5,481,826        $   548        $11,651       $(17,636)      $ (5,437)
                                   ---------        -------        -------       --------       --------
                                   ---------        -------        -------       --------       --------



      The accompanying notes are an integral part of these financial statements.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS



                                                                                                            October 27, 1986
                                                                            For the year ended               (Inception) to
                                                                                December 31,                December 31, 1991
                                                                        ------------------------------       -----------------
                                                                          1991                1990
                                                                        ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                   $ (2,438)           $ (2,999)          $ (17,636)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Debt relief                                                            -                   -                   -
       Common stock issued for services                                       -                   -                  31
       Changes in operating assets and liabilities:
         Accounts payable                                                 2,438               2,999               5,437
                                                                       --------            --------           ---------

NET CASH USED IN (ABSORBED BY) OPERATING
   ACTIVITIES                                                                 -                   -             (12,168)
                                                                       --------            --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                                       -                   -              12,168
                                                                       --------            --------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     -                   -                   -
                                                                       --------            --------           ---------

NET INCREASE (DECREASE) IN CASH                                               -                   -                   -

CASH, BEGINNING OF PERIOD                                                     -                   -                   -
                                                                       --------            --------           ---------

CASH, END OF PERIOD                                                    $      -            $      -           $       -
                                                                       --------            --------           ---------
                                                                       --------            --------           ---------



      The accompanying notes are an integral part of these financial statements.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1991


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

B.  ACCOUNTS PAYABLE:

    Accounts payable at December 31, 1991 represents amounts due the Company's stock transfer agency, AST.

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

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1991
                                     (CONTINUED)

D.  STOCK OPTIONS:

    The Company has granted common stock options to various individuals.

    Changes during the twelve months ended December 31, 1991, of common stock options was as follows:

                                                  Shares         Price Range
                                                  ------         -----------

         Outstanding at December 31, 1990        313,826         $      1.50

         Granted                                       -                   -

         Exercised                                     -                   -

         Expired                                       -                   -
                                                 -------

         Outstanding at December 31, 1991        313,826               $1.50
                                                 -------
                                                 -------

E.  LITIGATION:

    On November 2, 1991 the State of Oregon issued a cease and desist order ordering the Company to cease and desist issuing unregistered securities in the State of Oregon. The proceedings was based on the distribution of shares and warrants to Oregon shareholders (registered by way of a S-18 registration statement) pursuant to the agreements for such distribution between the Company and Automated Services, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    There is no disagreement with any prior accountant.

                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


    Mark A. Lilly, President and a Director. Mr. Lilly, age 29, has been President of Xanthic since inception. During 1988 he was President of NinHao Enterprises, Inc., a Colorado corporation. Nin Ho Enterprises is no longer active. Mr. Lilly was an Assistant Health Planner for the Alameda Health Consortium from February 1987 to May, 1988. Since May, 1988 Mr. Lilly has been self employed as a free lance computer programer.

    Glenn DeCicco, Vice-President, Secretary and a Director. Mr. DeCicco, age 32, was a Senior Vice President of Nin Hao Enterprises during 1988 and was Presient of Land and Water Real Estate Company, an inactive development stage real estate consultation company formed in 1987. Land and Water Real Estate Company has no assets, income or employees.

    David G. Lilly, Director. Mr. Lilly, age 54, is a member of the California Bar Association During 1988 he was a director of Trident Foods, Inc. and Showcase Publishing Corporation. Trident Foods, Inc. had 30 employees and a minimal net worth. Showcase has a minimal net worth and two employees.

    John D. Lilly, Vice President. Mr. Lilly, age 25, is a free lance software and technical consultant.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not Applicable.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

    The Company incorporates by reference the exhibits filed with its registration statement and the amendments thereto. There have been no 8-K filings during the past year. Attached under Item 8 are audited financial statements for the Company for the year ended December 31, 1991.

                                      SIGNATURE



In accordance with Section 12 of the Securities Exchange Act of 1934, this registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


XANTHIC ENTERPRISES, INC.



Dated:   4/2/97
      ---------------------------------------------------------------



By:    /s/ Mark A. Lilly
     ----------------------------------------------------------------
       Mark A. Lilly, President, Director and Chief Financial Officer



Dated:   4/2/97
      ---------------------------------------------------------------



By:    /s/ Glenn DeCicco
     ----------------------------------------------------------------
       Glenn DeCicco, Vice-President and Director