Form 10-Q
period 1992-03-31
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1992

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

    The Company's Form 10-K for the fiscal year ended December 31, 1991 was filed late.

    The number of common shares issued and outstanding as of December 31, 1991 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the first quarter of 1992 are at the end of this report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATION.

    (1)  LIQUIDITY. The Company has no cash assets and no liquidity.

    (2)  CAPITAL RESOURCES. The Company has no capital resources.

    (3) RESULTS OF OPERATIONS. The Company has not operated during the past fiscal year and there are no results of operations.

                             PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

    On November 21, 1991 the State of Oregon issued a cease and desist order ordering the Company to cease and desist issuing unregistered securities in the State of Oregon. The proceeding was based on the distribution of shares and warrants to Oregon shareholders (registered by way of an S-18 registration statement) pursuant to the agreement for such distribution between the Company and Automated Services, Inc.

    On April 2, 1992 the State of Oregon issued a final order to cease and desist violating any provision of Oregon Securities Law. Xanthic was denied the use of any statutory exemption provided in ORS 59.022 and ORS 59.035. Xanthic, Mark Lilly and Glenn DeCicco were assessed civil penalties of $750.00 each for violating ORS 59.055 and ORS 59.132(2). Directors Mark Lilly and Glenn DeCicco were ordered to cease and desist violating any provision of ORS Chapter 59. Neither the Company nor the Directors appealed.

    The Company has been advised that the effect of the Oregon ruling was to invalidate the issuance and distribution of the registered shares and warrants to residents of Oregon until such time as said securities are registered pursuant to the provisions of the Oregon Securities Law. The number of shares affected by the ruling is estimated to be 188,000 shares owned by approximately 650 residents of Oregon. The 188,000 shares represent approximately 3.4% of the issued and outstanding shares of the Company.


ITEM 2.  CHANGES IN SECURITIES

    There have been no changes in the rights, preferences or privileges of any security of the Company during the first quarter of 1992 other than the action of the State of Oregon may affect these matters.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    There has been no default on any security during the first quarter of 1992.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the first quarter of 1992.


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the first quarter of 1992 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending March 31, 1992 follow this page.

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                         March 31,
                                                            December 31,        ------------------------------
                                                               1991              1992                 1991
                                                            -----------         ------               ------
                                                             (Audited)                  (Unaudited)
     ASSETS

CURRENT ASSETS:
Cash                                                        $        -          $        -          $        -
                                                            ----------          ----------          ----------

                                                            $       -           $        -          $        -
                                                            ----------          ----------          ----------
                                                            ----------          ----------          ----------

LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                          $   5,437           $   5,956           $    3,609

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
  50,000,000 shares authorized, 5,481,826
  issued and outstanding                                           548                 548                 548

Paid in capital                                                 11,651              11,651              11,651

Retained deficit                                               (17,636)            (18,155)            (15,808)
                                                            ----------          ----------          ----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (5,437)              (5,956             (3,609)
                                                            ----------          ----------          ----------

                                                            $        -          $        -          $        -
                                                            ----------          ----------          ----------
                                                            ----------          ----------          ----------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                                  For the Three Months
                                  For the           Ending March 31,            October 27, 1986
                                 year Ending     ----------------------        (Date of inception)
                              December 31, 1991    1992          1991           to March 31, 1992
                              -----------------  --------     ---------         -----------------
                                   (Audited)           (Unaudited)                  (Unaudited)
REVENUES                           $       -      $        -     $        -           $         -
                                   ----------     ----------     ----------           -----------
OPERATING EXPENSES:
General and administrative              1,288            303            322                13,437
                                   ----------     ----------     ----------           -----------

Loss from operations                    1,288            303            322               (13,437)

OTHER EXPENSES
  Interest expense                     (1,150)          (216)          (288)               (4,703)
  Aborted offering costs                    -              -              -               (17,066)
  Debt relief                               -              -              -                17,051
                                   ----------     ----------     ----------            ----------

NET LOSS                           $   (2,438)    $     (519)    $     (610)            $ (18,155)
                                   ----------     ----------     ----------             ---------
                                   ----------     ----------     ----------             ---------

NET LOSS PER COMMON SHARE          $   (.0004)    $   (.0001)    $   (.0001)            $   (.003)
                                   ----------     ----------     ----------             ---------
                                   ----------     ----------     ----------             ---------

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                5,481,826      5,481,826      5,481,826             5,481,826
                                   ----------     ----------     ----------             ---------
                                   ----------     ----------     ----------             ---------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                              Accumulated
                                           Common Stock                                      deficit during
                                   ---------------------------               Paid in          development
                                     Shares              Amount              Capital             stage               Total
                                    --------            -------              -------          -------------        ---------
BALANCE, DECEMBER 31, 1990          5,481,826          $      548          $   11,651          $  (15,198)         $   (2,999)
                                   ----------          ----------          ----------          ----------          ----------

Net loss for year                           -                   -                   -              (2,438)             (2,438)
                                   ----------          ----------          ----------          ----------          ----------

BALANCE, DECEMBER 31, 1991          5,481,826          $      548          $   11,651          $  (17,636)         $   (5,437)
                                   ----------          ----------          ----------          ----------          ----------

Net loss for period                         -                   -                   -                (519)               (519)
                                   ----------          ----------          ----------          ----------          ----------

BALANCE, MARCH 31, 1992             5,481,826          $      548          $   11,651           $ (18,155)         $   (5,956)
                                   ----------          ----------          ----------          ----------          ----------
                                   ----------          ----------          ----------          ----------          ----------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                                           For the year         For the three months
                                                       ending December 31,       ending March 31,          October 27, 1986
                                                       ------------------    -------------------------   (Date of inception)
                                                               1991           1992             1991       to March 31, 1992
                                                            ----------      -------           ------     -------------------
                                                             (Audited)             (Unaudited)               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                          $ (2,438)      $   (519)      $   (610)          $ (18,155)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
         Common stock issued for services                                                                            31
         Changes in operating assets and liabilities:
              Accounts payable                                   2,438            519            610              5,956
                                                             ---------      ---------      ---------          ---------

NET CASH USED IN OPERATING ACTIVITIES                                -              -              -             12,168)
                                                             ---------      ---------      ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES                                 -              -              -            (12,168)
                                                             ---------      ---------     ----------          ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            -              -              -             12,168
                                                             ---------      ---------      ---------          ---------

NET INCREASE (DECREASE) IN CASH                                      -              -              -                  -

CASH, BEGINNING OF PERIOD                                            -              -              -                  -
                                                             ---------      ---------      ---------          ---------

CASH, END OF PERIOD                                          $       -      $       -      $       -          $       -
                                                             ---------      ---------      ---------          ---------
                                                             ---------      ---------      ---------          ---------

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