Form 10-Q
period 1992-06-30
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549



                                       FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1992

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

    The number of common shares issued and outstanding as of March 31, 1992 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the second quarter of 1992 are at the end of this report.

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


ITEM 2.  CHANGES IN SECURITIES

    There have been no changes in the rights, preferences or privileges of any security of the Company during the second quarter of 1992 other than as the action of the State of Oregon may affect these matters.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    There has been no default on any security during the second quarter of 1992.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the second quarter of 1992.


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the second quarter of 1992 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending June 30, 1992 follow this page.

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                                                           June 30,
                                                  December 31,       -------------------
                                                     1991             1992         1991
                                                  ------------       ------       ------
                                                    (Audited)            (Unaudited)
     ASSETS

CURRENT ASSETS:

  Cash                                              $      -       $      -       $      -
                                                    --------       --------       --------

                                                    $      -       $      -       $      -
                                                    --------       --------       --------
                                                    --------       --------       --------

  LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                  $  5,437       $  7,227       $  4,218

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
  50,000,000 shares authorized, 5,481,826
    issued and outstanding                               548            548            548

Paid in capital                                       11,651         11,651         11,651

Retained deficit                                    (17,636)       (19,426)       (16,417)
                                                    --------       --------       --------

          TOTAL STOCKHOLDERS' EQUITY (DEFICIT)       (5,437)        (7,227)        (4,218)
                                                    --------       --------       --------

                                                    $      -       $     -        $     -
                                                    --------       --------       --------
                                                    --------       --------       --------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS



                                               For the Three Months            For the Six Months
                              For the             ending June 30,                 ending June 30,       October 27, 1986
                            year ending        ----------------------       -----------------------    (date of inception)
                         December 31, 1991       1992           1991           1992          1991       to June 30, 1992
                         -----------------     -------        -------       ---------      --------     ----------------
                             (Audited)              (Unaudited)                    (Unaudited)             (Unaudited)
REVENUES                        $      -       $      -       $      -       $      -       $      -          $        -
                                --------       --------       --------       --------       --------          ----------

OPERATING EXPENSES:
  General and administrative       1,288            304            322           607             644              13,741
                                --------       --------       --------       --------       --------          ----------

Loss from operations               1,288            304            322            607            644             (13,741)

OTHER INCOME (EXPENSES)
  Interest expense                (1,150)          (217)          (288)          (433)          (575)             (4,920)
  Aborted offering costs               -              -              -              -              -             (17,066)
  Debt relief                          -              -              -              -              -              17,051
  Penalty                              -           (750)             -           (750)             -                (750)
                                --------       --------       --------       --------       --------          ----------

       TOTAL OTHER INCOME
        (EXPENSES)                (1,150)          (967)          (288)        (1,183)          (575)             (5,685)
                                --------       --------       --------       --------       --------          ----------

NET LOSS                        $ (2,438)      $   (521)      $   (610)      $ (1,040)      $ (1,219)         $  (19,426)
                                --------       --------       --------       --------       --------          ----------
                                --------       --------       --------       --------       --------          ----------

NET LOSS PER COMMON SHARE       $ (.0004)      $ (.0002)      $ (.0001)      $ (.0003)      $ (.0002)         $    (.004)
                                --------       --------       --------       --------       --------          ----------
                                --------       --------       --------       --------       --------          ----------
WEIGTHED AVERAGE NUMBER
  OF SHARES OUTSTANDING        5,481,826      5,481,826      5,481,826      5,481,826      5,481,826           5,481,826
                               ---------      ---------      ---------      ---------       --------          ----------
                               ---------      ---------      ---------      ---------       --------          ----------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                 Accumulated
                                         Common Stock                           deficit during
                                    --------------------            Paid in     development
                                      Shares         Amount         Capital        stage            Total
                                    ---------       --------        -------     -------------   ----------
BALANCE, DECEMBER 31, 1990          5,481,826      $     548      $  11,651     $  (15,198)     $  (2,999)
                                    ---------      ---------      ---------      ---------      ---------

Net loss for year                           -              -              -         (2,438)        (2,438)
                                    ---------      ---------      ---------      ---------      ---------

BALANCE, DECEMBER 31, 1991          5,481,826      $     548      $  11,651      $ (17,636)     $  (5,437)
                                    ---------      ---------      ---------      ---------      ---------

Net loss for period                         -              -              -         (1,790)        (1,790)
                                    ---------      ---------      ---------      ---------      ---------

BALANCE, JUNE 30, 1992              5,481,826      $     548      $  11,651     $  (19,426)     $  (7,227)
                                    ---------      ---------      ---------      ---------      ---------
                                    ---------      ---------      ---------      ---------      ---------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS





                                                                For the year       For the six months
                                                             ending December 31,     ending June 30,           October 27, 1986
                                                             -------------------   ------------------         (Date of inception)
                                                                    1991              1992        1991         to June 30, 1992
                                                                   ------            ------      ------        ----------------
                                                                   (Audited)            (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $ (2,438)       $(1,790)      $ (1,219)          $ (19,426)
  Adjustments to reconcile net income to net cash                  --------       --------       --------           ---------
   provided by (used in) operating activities:
        Changes in operating assets and liabilities:
            Accounts payable                                          2,438         1,790           1,219                  31
                                                                   --------       --------       --------           ---------

NET CASH USED IN OPERATING ACTIVITIES                                     -              -              -             (12,168)
                                                                   --------       --------       --------           ---------


CASH FLOWS FROM FINANCING ACTIVITIES                                      -              -              -              12,168
                                                                   --------       --------       --------            --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 -              -              -              12,168
                                                                   --------       --------       --------             -------

NET INCREASE (DECREASE) IN CASH                                           -              -              -                   -

CASH, BEGINNING OF PERIOD                                                 -              -              -                   -
                                                                   --------       --------       --------             -------
CASH, END OF PERIOD                                                       -              -              -                   -
                                                                   --------       --------       --------             -------
                                                                   --------       --------       --------             -------

                                      SIGNATURE


    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


XANTHIC ENTERPRISES, INC.



Dated:   4/2/97
      ----------------------------



By:      /s/ Mark A. Lilly
     ----------------------------------------------------------------
         Mark A. Lilly, President, Director and Chief Financial Officer