Form 10-Q
period 1992-09-30
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549



                                       FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1992

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

    The number of common shares issued and outstanding as of June 30, 1992 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the third quarter of 1992 are at the end of this report.

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

    On April 2, 1991 the State of Oregon issued a final order to cease and desist violating any provision of Oregon Securities Law. Xanthic was denied the use of any statutory exemption provided in ORS 59.022 and ORS 59.035. Xanthic, Mark Lilly and Glenn DeCicco were assessed civil penalties of $750.00 each for violating ORS 59.055 and ORS 59.132(2). Directors Mark Lilly and Glenn DeCicco were ordered to cease and desist violating any provision of ORS Chapter 59. Neither the Company nor the Directors appealed.

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


ITEM 2.  CHANGES IN SECURITIES

    There have been no changes in the rights, preferences or privileges of any security of the Company during the third quarter of 1992 other than as the action of the State of Oregon may affect said matters.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    There has been no default on any security during the third quarter of 1992.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters have been submitted to a vote of security holders during the third quarter of 1992.


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the third quarter of 1992 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending September 30, 1992 follow this page.

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                       September 30,
                                                 December 31,   ---------------------------
                                                     1991           1992           1991
                                                 ------------   ------------   ------------
                                                   (Audited)            (Unaudited)
         ASSETS

CURRENT ASSETS:

  Cash                                            $        -     $        -     $        -
                                                  ----------     ----------     ----------

                                                  $        -     $        -     $        -
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                   $ 5,437        $ 7,746         $4,828

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
  50,000,000 shares authorized, 5,481,826
  issued and outstanding                                 548            548            548

Paid in capital                                       11,651         11,651         11,651

Retained deficit                                     (17,636)       (19,945)       (17,027)
                                                  ----------     ----------     ----------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              (5,437)        (7,746)        (4,828)
                                                  ----------     ----------     ----------

                                                  $        -     $        -     $        -
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

                             XANTHIC ENTERPRISES, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS


                                                          For the Three Months          For the Nine Months
                                     For the              ending September 30,          ending September 30,      October 27, 1986
                                    year ending        -------------------------     -------------------------  (date of inception)
                                 December 31, 1991       1992            1991           1992           1991    to September 30, 1992
                                 -----------------     ----------     ----------     ----------     ----------  --------------------
                                     (Audited)                (Unaudited)                   (Unaudited)              (Unaudited)

REVENUES                             $        -        $        -     $        -     $        -     $        -        $         -
                                     ----------        ----------     ----------     ----------     ----------        -----------

OPERATING EXPENSES:
  General and administrative              1,288               303            322            910            966             14,044
                                     ----------        ----------     ----------     ----------     ----------         ----------

Loss from operations                      1,288               303            322            910            966            (14,044)

OTHER INCOME (EXPENSES)
  Interest expense                       (1,150)             (216)          (288)          (649)          (863)            (5,136)
  Aborted offering costs                      -                 -              -              -              -            (17,066)
  Debt relief                                 -                 -              -              -              -             17,051
  Penalty                                     -                 -              -           (750)             -               (750)
                                     ----------        ----------     ----------     ----------     ----------         ----------

         TOTAL OTHER INCOME
         (EXPENSES)                      (1,150)             (216)          (288)        (1,399)          (863)            (5,901)
                                     ----------        ----------     ----------     ----------     ----------         ----------

NET LOSS                             $   (2,438)       $     (519)    $     (610)    $   (1,559)    $   (1,829)        $  (19,945)
                                     ----------        ----------     ----------     ----------     ----------         ----------
                                     ----------        ----------     ----------     ----------     ----------         ----------

NET LOSS PER COMMON SHARE            $   (.0004)       $   (.0001)    $   (.0001)    $   (.0004)    $  (.0003)         $    (.004)
                                     ----------        ----------     ----------     ----------     ----------         ----------
                                     ----------        ----------     ----------     ----------     ----------         ----------
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING               5,481,826         5,481,826      5,481,826      5,481,826      5,481,826          5,481,826
                                     ----------        ----------     ----------     ----------     ----------         ----------
                                     ----------        ----------     ----------     ----------     ----------         ----------


                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                              Accumulated
                                                        Common Stock                         deficit during
                                                        ------------             Paid in      development
                                                    Shares         Amount        Capital         stage          Total
                                                  ----------     ----------     ----------   --------------   ----------

BALANCE, DECEMBER 31, 1990                         5,481,826     $      548     $   11,651     $  (15,198)    $   (2,999)
                                                  ----------     ----------     ----------     ----------     ----------

Net loss for year                                          -              -              -         (2,438)        (2,438)
                                                  ----------     ----------     ----------     ----------     ----------

BALANCE, DECEMBER 31, 1991                         5,481,826       $    548        $11,651     $  (17,636)     $  (5,437)
                                                  ----------     ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------     ----------

Net loss for period                                        -              -              -         (2,309)        (2,309)
                                                  ----------     ----------     ----------     ----------     ----------

BALANCE, SEPTEMBER 30, 1992                        5,481,826       $    548        $11,651     $  (19,945)     $  (7,746)
                                                  ----------     ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------     ----------

                           XANTHIC ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS



                                                           For the year            For the nine months
                                                        ending December 31,        ending September 30,       October 27, 1986
                                                        -------------------     -------------------------   (Date of inception) to
                                                               1991                1992           1991        September 30, 1992
                                                            ----------          ----------     ----------   ----------------------
                                                             (Audited)                 (Unaudited)                 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $   (2,438)         $   (1,559)    $   (1,829)          $ (19,945)
                                                            ----------          ----------     ----------           ---------
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Changes in operating assets and liabilities:
        Accounts payable                                         2,438               1,559          1,829                  31
                                                            ----------          ----------     ----------           ---------

NET CASH USED IN OPERATING ACTIVITIES                                -                   -              -               7,746
                                                            ----------          ----------     ----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES                                 -                   -              -             (12,168)
                                                            ----------          ----------     ----------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            -                   -              -              12,168
                                                            ----------          ----------     ----------           ---------

NET INCREASE (DECREASE) IN CASH                                      -                   -              -                   -

CASH, BEGINNING OF PERIOD                                            -                   -              -                   -
                                                            ----------          ----------     ----------           ---------

CASH, END OF PERIOD                                         $        -          $        -     $        -           $       -
                                                            ----------          ----------     ----------           ---------
                                                            ----------          ----------     ----------           ---------

                                      SIGNATURE


    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


XANTHIC ENTERPRISES, INC.



Dated:   4/2/97
      ----------------------------



By:      /s/ Mark A. Lilly
     ------------------------------------------------------------------
         Mark A. Lilly, President, Director and Chief Financial Officer