Form 10-K
period 1992-12-31
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                                    UNITED STATES

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1992

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

As of December 31, 1992 there were 5,481,826 shares of Common Stock outstanding.

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

    (4) Administrative Offices. The Company maintains its executive offices at 9028 Sunset Blvd., Penthouse Suite, Los Angeles, CA 90069 pursuant to an oral lease agreement with David G. Lilly, a shareholder of the Company on a month to month basis. No rent is paid for this office at this time.

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

    On April 2, 1992 the State of Oregon issued a final order to cease and desist violating any provision of Oregon Securities Law. Xanthic was denied the use of any statutory exemption provided in ORS 59.022 and ORS 59.035. Xanthic, Mark Lilly and Glenn DeCicco were assessed civil penalties of $ 750.00 each for violating ORS 59.055 and ORS 59.132(2). Directors Mark Lilly and Glenn DeCicco were ordered to cease and desist violating any provision of ORS Chapter 59. Neither the Company nor the Directors appealed.

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

    No matters were submitted to the shareholders during the year 1992.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Attached are audited financial statements for the Company as of December 31, 1992.

                              XANTHIC ENTERPRISES, INC.

                            (A DEVELOPMENT STAGE COMPANY)

                                 FINANCIAL STATEMENTS

                              DECEMBER 31, 1992 AND 1991

                                       CONTENTS





                                                                            PAGE

AUDITOR'S REVIEW REPORT....................................................  6

FINANCIAL STATEMENTS:

  BALANCE SHEET............................................................  7

  STATEMENTS OF OPERATION..................................................  8

  STATEMENT OF STOCKHOLDERS' EQUITY........................................  9

  STATEMENTS OF CASH FLOWS................................................. 10

  NOTES TO FINANCIAL STATEMENTS............................................11-12

TO THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF XANTHIC ENTERPRISES, INC.:

We have audited the accompanying balance sheets of Xanthic Enterprises, Inc. (a development stage company) as of December 31, 1992 and 1991, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from October 27, 1986 (inception), to December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xanthic Enterprises, Inc. as of December 31, 1992, and 1991, and the results of its operations and cash flows for the years then ended and from October 27, 1986 (inception), to December 31, 1992 in conformity with generally accepted accounting principles.




Harlan & Boettger, CPA's
San Diego, California
February 17, 1997

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS



                                                            December 31,
                                                   ----------------------------
                                                     1992                1991
                                                   --------            --------
         ASSETS

CURRENT ASSETS:
  Cash                                            $       -           $       -
                                                  ---------           ---------
                                                  ---------           ---------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                $   8,265           $   5,437
                                                  ---------           ---------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.0001 par value, 50,000,000
  shares authorized, 5,481,826 shares issued
  and outstanding                                       548                 548

  Additional paid in capital                         11,651              11,651

  Deficit accumulated during the development
  stage                                             (20,464)            (17,636)
                                                  ---------           ---------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (8,265)             (5,437)
                                                  ---------           ---------

                                                  $       -           $       -
                                                  ---------           ---------
                                                  ---------           ---------





  The accompanying notes are an integral part of these financial statements.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS



                                                                                      October 27, 1986
                                                      For the year ended               (Inception) to
                                                          December 31,                December 31, 1992
                                                  ------------------------------      -----------------
                                                    1992                1991
                                                  ----------          ----------
REVENUES                                         $        -          $        -          $        -
                                                 ----------          ----------          ----------

OPERATING EXPENSES
  General and administrative                          1,213               1,288              14,347
                                                 ----------          ----------          ----------

LOSS FROM OPERATIONS                                 (1,213)              1,288             (14,347)

OTHER INCOME (EXPENSES)
   Interest expense                                    (865)             (1,150)             (5,352)
   Aborted offering costs                                 -                   -             (17,066)
   Debt relief                                            -                   -              17,051
   Penalty                                             (750)                  -                (750)
                                                 ----------          ----------          ----------

  TOTAL OTHER INCOME (EXPENSES)                      (1,615)             (2,438)             (6,117)
                                                 ----------          ----------          ----------

NET LOSS                                         $   (2,828)         $   (2,438)         $  (20,464)
                                                 ----------          ----------          ----------
                                                 ----------          ----------          ----------

NET LOSS PER COMMON SHARE                        $   (.0005)         $   (.0004)         $    (.004)
                                                 ----------          ----------          ----------
                                                 ----------          ----------          ----------

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    5,481,826           5,481,826           5,481,826
                                                 ----------          ----------          ----------
                                                 ----------          ----------          ----------




  The accompanying notes are an integral part of these financial statements.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)





                                          Common Stock                         Accumulated
                                   -------------------------        Paid in   deficit during
                                    Shares          Amount         Capital  development stage    Total
                                    ------          ------         -------  -----------------  ---------
BALANCE, DECEMBER 31, 1990         5,481,826      $     548        $11,651      $ (15,198)     $  (2,999)
                                  ----------      ---------        -------      ---------      ---------

Net loss for year                          -             -               -         (2,438)        (2,438)

BALANCE, DECEMBER 31, 1991         5,481,826      $     548        $11,651      $ (17,636)     $  (5,437)
                                  ----------      ---------        -------      ---------      ---------

Net loss for year                          -             -               -         (2,828)        (2,828)
                                  ----------      ---------        -------      ---------      ---------

BALANCE, DECEMBER 31, 1992         5,481,826      $     548        $11,651      $ (20,464)     $  (8,265)
                                  ----------      ---------        -------      ---------      ---------
                                  ----------      ---------        -------      ---------      ---------




  The accompanying notes are an integral part of these financial statements.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS



                                                                                                            October 27, 1986
                                                                            For the year ended               (Inception) to
                                                                                December 31,                December 31, 1992
                                                                        ------------------------------      -----------------
                                                                          1992                1991
                                                                        ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $  (2,828)           $ (2,438)          $ (20,464)

  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Debt relief                                                             -                   -                   -
      Common stock issued for services                                        -                   -                  31
      Changes in operating assets and liabilities:
          Accounts payable                                                2,828               2,438               8,265
                                                                      ---------            --------           ---------

NET CASH USED IN (ABSORBED BY) OPERATING
  ACTIVITIES                                                                  -                   -             (12,168)
                                                                      ---------            --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                                       -                   -              12,168
                                                                      ---------            --------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     -                   -                   -
                                                                      ---------            --------           ---------

NET INCREASE (DECREASE) IN CASH                                               -                   -                   -

CASH, BEGINNING OF PERIOD                                                     -                   -                   -
                                                                      ---------            --------           ---------

CASH, END OF PERIOD                                                   $       -            $      -           $       -
                                                                      ---------            --------           ---------
                                                                      ---------            --------           ---------





  The accompanying notes are an integral part of these financial statements.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1992




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

B.  ACCOUNTS PAYABLE:

    Accounts payable at December 31, 1992 represents amounts due the Company's stock transfer agency, AST.

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

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1992
                                     (CONTINUED)

D.  STOCK OPTIONS:

    The Company has granted common stock options to various individuals.

    Changes during the twelve months ended December 31, 1992, of common stock options was as follows:

                                                Shares         Price Range
                                                ------         -----------

         Outstanding at December 31, 1991        313,826           $1.50

         Granted                                       -               -

         Exercised                                     -               -

         Expired                                (313,826)          $1.50
                                               ---------

         Outstanding at December 31, 1992              -
                                               ---------
                                               ---------

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

    On April 2, 1992 the State or Oregon issued a final order to cease and desist violating any provision of Oregon Securities Law. Xanthic was denied the use of any statutory exemption provided in ORS 59.022 and ORS
    59.035. Xanthic, Mark Lilly and Glenn DeCicco were assessed civil penalties of $750.00 each for violating ORS 59.055 and ORS 59.132(2). Directors Mark Lilly and Glenn DeCicco were ordered to cease and desist violating any provision of ORS Chapter 59. Neither the Company nor the Directors appealed.

    The Company has been advised that the effect of the Oregon ruling was to invalidate the issuance and distribution of the registered shares and warrants to residents of Oregon until such time as said securities are registered pursuant to the provisions of the Oregon Securities Law. The number of shares affected by the ruling is estimated to be 188,000 shares owned by approximately 650 residents at Oregon. The 188,000 shares represent approximately 3.4% of the issued and outstanding shares of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    There is no disagreement with any prior accountant.



                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


    Mark A. Lilly, President and a Director. Mr. Lilly, age 30, has been President of Xanthic since inception. During 1988 he was President of NinHao Enterprises, Inc., a Colorado corporation. Nin Ho Enterprises is now inactive. Mr. Lilly was an Assistant Health Planner for the Alameda Health Consortium from February 1987 to May, 1988. Since May, 1988 Mr. Lilly has been self employed as a free lance computer programer.

    Glenn DeCicco, Vice-President, Secretary and a Director. Mr. DeCicco, age 33, was a Senior Vice President of Nin Hao Enterprises during 1988 and was Presient of Land and Water Real Estate Company, an inactive development stage real estate consultation company formed in 1987. Land and Water Real Estate Company has no assets, income or employees.

    David G. Lilly, Director. Mr. Lilly, age 55, is a member of the California Bar Association During 1988 he was a director of Trident Foods, Inc. and Showcase Publishing Corporation. Trident Foods, Inc. has 30 employees and a minimal net worth. Showcase has a minimal net worth and two employees.

    John D. Lilly, Vice President. Mr. Lilly, age 26, is a student at the University of California, Davis.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not Applicable.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

    The Company incorporates by reference the exhibits filed with its registration statement and the amendments thereto. There have been no 8-K filings during the past year. Attached under Item 8 are audited financial statements for the Company as of December 31, 1992.

                                      SIGNATURE


In accordance with Section 12 of the Securities Exchange Act of 1934, this registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


XANTHIC ENTERPRISES, INC.




Dated:   4/2/97
      --------------------------------



By: /s/ Mark A. Lilly
   -----------------------------------
    Mark A. Lilly, President, Director
    and Chief Financial Officer




Dated:   4/2/97
      --------------------------------




By:       /s/ Glenn DeCicco
     ----------------------------------------------------------------
      Glenn DeCicco, Vice-President and Director