Form 10-Q
period 1993-03-31
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549



                                       FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1993

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

    The Company's Form 10-K for the fiscal year ended December 31, 1992 was filed late.

    The number of common shares issued and outstanding as of December 31, 1992 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the first quarter of 1993 are at the end of this report.

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


ITEM 2.  CHANGES IN SECURITIES

    There have been no changes in the rights, preferences or privileges of any security of the Company during the first quarter of 1994 other than the action of the State of Oregon may affect these matters.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    There has been no default on any security during the first quarter of 1993.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the first quarter of 1993.


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the first quarter of 1994 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending March 31, 1993 follow this page.

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                         March 31,
                                                  December 31,    ------------------------
                                                      1992         1993             1992
                                                  ------------    ------           -------
                                                   (Audited)            (Unaudited)

    ASSETS

CURRENT ASSETS:
  Cash                                             $      -       $      -       $       -
                                                   ---------      ---------      ---------

                                                   $       -      $       -      $       -
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------

  LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                 $   8,265      $   8,729      $   5,956

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
  50,000,000 shares authorized, 5,481,826
    issued and outstanding                               548            548            548

Paid in capital                                       11,651          11,651        11,651

Retained deficit                                     (20,464)       (20,928)       (18,155)
                                                   ---------      ---------      ---------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              (8,265)        (8,729)        (5,956)
                                                   ---------      ---------      ---------

                                                   $       -      $       -      $       -
                                                   ---------      ---------      ---------
                                                   ---------      ---------      ---------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS




                                                                    For the Three Months
                                                   For the            Ending March 31,        October 27, 1986
                                                 year Ending       ----------------------   (Date of inception)
                                              December 31, 1992     1993            1992     to March 31, 1993
                                              -----------------    ------          ------   -------------------
                                                  (Audited)              (Unaudited)            (Unaudited)
REVENUES                                            $      -       $      -       $      -          $        -
                                                    --------       --------       --------          ----------
OPERATING EXPENSES:
  General and administrative                           1,213            303            303              14,650
                                                    --------       --------       --------          ----------

Loss from operations                                   1,213            303            303             (14,650)

OTHER EXPENSES
  Interest expense                                      (865)          (161)          (216)             (5,513)
  Aborted offering costs                                   -              -              -             (17,066)
  Debt relief                                              -              -              -              17,051
  Penalty                                               (750)             -              -                (750)
                                                    --------       --------       --------          ----------
TOTAL OTHER INCOME (EXPENSES)                         (1,615)          (161)          (216)             (6,278)
                                                    --------       --------       --------          ----------
NET LOSS                                             $(2,828)       $  (464)       $  (519)           $(20,928)
                                                    --------       --------       --------          ----------
                                                    --------       --------       --------          ----------
NET LOSS PER COMMON SHARE                           $ (.0005)       $(.0001)       $(.0001)            $ (.004)
                                                    --------       --------       --------          ----------
                                                    --------       --------       --------          ----------
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                      5,481,826      5,481,826      5,481,826           5,481,826
                                                   ---------      ---------      ---------          ----------
                                                   ---------      ---------      ---------          ----------



                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                 Accumulated
                                          Common Stock                          deficit during
                                    ---------------------          Paid in       development
                                      Shares         Amount        Capital         stage          Total
                                    ---------       --------       -------      --------------  ----------
Balance, December 31, 1991          5,481,826      $     548      $  11,651      $ (17,636)     $  (5,437)
                                    ---------      ---------      ---------      ---------      ---------

Net loss for year                           -              -             -          (2,828)        (2,828)
                                    ---------      ---------      ---------      ---------      ---------

BALANCE, DECEMBER 31, 1992          5,481,826      $     548      $  11,651      $ (20,464)     $  (8,265)
                                    ---------      ---------      ---------      ---------      ---------

Net loss for period                         -              -             -            (464)          (464)
                                    ---------      ---------      ---------      ---------      ---------

BALANCE, MARCH 31, 1993             5,481,826      $     548      $  11,651      $ (20,928)     $  (8,729)
                                    ---------      ---------      ---------      ---------      ---------
                                    ---------      ---------      ---------      ---------      ---------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS



                                                                         For the three months
                                                      For the year          ending March 31,        October 27, 1986
                                                  ending December 31,    ---------------------    (Date of inception)
                                                         1992             1993           1992      to March 31, 1993
                                                         ----            ------         ------    ------------------
                                                      (Audited)               (Unaudited)              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $ (2,828)      $   (464)      $   (519)        $(20,928)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Common stock issued for services                            -              -              -               31
    Changes in operating assets and liabilities:
       Accounts payable                                     2,828            464            519            8,729
                                                         --------       --------       --------         --------

NET CASH USED IN OPERATING ACTIVITIES                           -              -              -          (12,168)
                                                         --------       --------       --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES                            -              -              -           12,168
                                                         --------       --------       --------         --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       -              -              -           12,168
                                                         --------       --------       --------         --------

NET INCREASE (DECREASE) IN CASH                                 -              -              -                -
                                                         --------       --------       --------         --------

CASH, BEGINNING OF PERIOD                                       -              -              -                -
                                                         --------       --------       --------         --------

CASH, END OF PERIOD                                      $     -        $     -        $      -         $      -
                                                         --------       --------       --------         --------
                                                         --------       --------       --------         --------

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