Form 10-Q
period 1993-06-30
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549



                                       FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1993

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

    The number of common shares issued and outstanding as of March 31, 1993 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the second quarter of 1993 are at the end of this report.

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


ITEM 2.  CHANGES IN SECURITIES

    There have been no changes in the rights, preferences or privileges of any security of the Company during the second quarter of 1993 other than as the action of the State of Oregon may affect these matters.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    There has been no default on any security during the second quarter of 1993.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the second quarter of 1993.


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the second quarter of 1993 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending June 30, 1993 follow this page.

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS




                                                                                         June 30,
                                                            December 31,        ---------------------------
                                                               1992              1993                 1992
                                                            -----------         ------               ------
                                                             (Audited)                  (Unaudited)
     ASSETS

CURRENT ASSETS:

  Cash                                                     $         -        $          -           $       -
                                                            ----------          ----------          ----------

                                                          $          -        $          -           $       -
                                                            ----------          ----------          ----------
                                                            ----------          ----------          ----------

  LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                             $ 8,265             $ 9,193              $7,227

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
  50,000,000 shares authorized, 5,481,826
  issued and outstanding                                           548                 548                 548

Paid in capital                                                 11,651              11,651              11,651

Retained deficit                                               (20,464)            (21,392)            (19,426)
                                                            ----------          ----------          ----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (8,265)             (9,193)             (7,227)
                                                            ----------          ----------          ----------

                                                          $          -        $          -        $          -
                                                            ----------          ----------          ----------
                                                            ----------          ----------          ----------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS




                                                     For the Three Months               For the Six Months
                                For the                 ending June 30,                   ending June 30,       October 27, 1986
                              year ending            --------------------               ------------------     (date of inception)
                           December 31, 1992         1993            1992              1993            1992     to June 30, 1993
                           -----------------         ----            ----              ----            ----    -----------------
                               (Audited)                  (Unaudited)                       (Unaudited)            (Unaudited)

REVENUES                      $        -          $        -     $        -          $        -     $        -        $       -
                              ----------          ----------     ----------          ----------     ----------        ---------

OPERATING EXPENSES:
  General and administrative       1,213                 303            304                 606            607           14,953
                              ----------          ----------     ----------          ----------     ----------         --------

Loss from operations               1,213                 303            304                 606            607          (14,953)

OTHER EXPENSES
  Interest expense                  (865)               (161)          (217)               (322)          (433)          (5,674)
  Aborted offering costs               -                   -              -                   -              -          (17,066)
  Debt relief                          -                   -              -                   -              -           17,051
  Penalty                           (750)                  -           (750)                  -           (750)            (750)
                              ----------          ----------     ----------          ----------     ----------         --------
     TOTAL OTHER INCOME
       (EXPENSES)                 (1,615)               (161)          (967)               (322)        (1,183)          (6,439)
                              ----------          ----------     ----------          ----------     ----------         --------

NET LOSS                      $   (2,828)         $     (464)    $   (1,271)         $     (928)    $   (1,790)        $(21,392)
                              ----------          ----------     ----------          ----------     ----------         --------
                              ----------          ----------     ----------          ----------     ----------         --------
NET LOSS PER COMMON SHARE     $   (.0005)         $   (.0001)    $   (.0002)         $   (.0002)    $   (.0003)        $  (.004)

                              ----------          ----------     ----------          ----------     ----------         ---------
                              ----------          ----------     ----------          ----------     ----------         ---------
WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING        5,481,826           5,481,826      5,481,826           5,481,826      5,481,826         5,481,826
                              ----------          ----------     ----------          ----------     ----------         ---------
                              ----------          ----------     ----------          ----------     ----------         ---------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)




                                                                                     Accumulated
                                       Common Stock                                deficit during
                                   --------------------           Paid in            development
                                Shares             Amount         Capital               stage          Total
                               --------           --------        -------           ------------    ----------


BALANCE, DECEMBER 31, 1991     5,481,826          $      548     $   11,651          $  (17,636)    $   (5,437)
                              ----------          ----------     ----------          ----------     ----------

Net loss for year                      -                   -              -              (2,828)        (2,828)
                              ----------          ----------     ----------          ----------     ----------

BALANCE, DECEMBER 31, 1992     5,481,826          $      548     $   11,651          $  (20,464)     $  (8,265)
                              ----------          ----------     ----------          ----------     ----------

Net loss for period                    -                   -              -                (928)          (928)
                              ----------          ----------     ----------          ----------     ----------

BALANCE, JUNE 30, 1993         5,481,826          $      548     $   11,651          $  (21,392)    $   (9,193)
                              ----------          ----------     ----------          ----------     ----------
                              ----------          ----------     ----------          ----------     ----------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS




                                                                For the year               For the six months
                                                             ending December 31,             ending June 30,      October 27, 1986
                                                             -------------------             ---------------     (Date of inception)
                                                                    1992                1993              1992     to June 30, 1993
                                                                   ------              ------            ------    ---------------
                                                                  (Audited)                    (Unaudited)             (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $   (2,828)         $     (928)       $   (1,790)        $(21,392)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Common stock issued for services                                                                                          31
      Changes in operating assets and liabilities:
        Accounts payable                                              2,828                 928             1,790            9,193
                                                                 ----------          ----------        ----------         --------

NET CASH USED IN OPERATING ACTIVITIES                                     -                   -                 -          (12,168)
                                                                 ----------          ----------        ----------         --------

CASH FLOWS FROM FINANCING ACTIVITIES                                      -                   -                 -           12,168
                                                                 ----------          ----------        ----------         --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 -                   -                 -           12,168
                                                                 ----------          ----------        ----------         --------

NET INCREASE (DECREASE) IN CASH                                           -                   -                 -                -

CASH, BEGINNING OF PERIOD                                                 -                   -                 -                -
                                                                 ----------          ----------        ----------         --------

CASH, END OF PERIOD                                              $        -          $        -        $        -          $     -
                                                                 ----------          ----------        ----------          -------
                                                                 ----------          ----------        ----------          -------

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