Form 10-Q
period 1993-09-30
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549



                                      FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1993

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

    The number of common shares issued and outstanding as of June 30, 1993 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the third quarter of 1993 are at the end of this report.

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

    On April 2, 1992 the State of Oregon issued a final order to cease and desist violating any provision of Oregon Securities Law. Xanthic was denied the use of any statutory exemption provided in ORS 59.022 and ORS 59.035. Xanthic Mark Lilly and Glenn DeCicco were assessed civil penalties of $ 750.00 each for violating ORS 59.055 and ORS 59.132(2). Directors Mark Lilly and Glenn DeCicco were ordered to cease and desist violating any provision of ORS Chapter 59. Neither the Company nor the Directors appealed.

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

ITEM 2.  CHANGES IN SECURITIES

    There have been no changes in the rights, preferences or privileges of any security of the Company during the third quarter of 1993 other than as the action of the State of Oregon may affect said matters.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    There has been no default on any security during the third quarter of 1993.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters have been submitted to a vote of security holders during the third quarter of 1993.



ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the third quarter of 1992 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending September 30, 1993 follow this page.

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS




                                                            September 30,
                                       December 31,    ----------------------
                                           1992         1993            1992
                                       ------------    ------          ------
                                         (Audited)           (Unaudited)
     ASSETS

CURRENT ASSETS:

  Cash                                 $         -   $          -     $       -
                                       -----------   ------------     ---------
                                       $         -   $          -     $       -
                                       -----------   ------------     ---------
                                       -----------   ------------     ---------
  LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                     $     8,265   $      9,657     $   7,746

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
  50,000,000 shares authorized,
  5,481,826 issued and outstanding             548            548           548

Paid in capital                             11,651         11,651        11,651

Retained deficit                           (20,464)       (21,856)      (19,945)
                                       -----------   ------------     ---------

  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)      (8,265)        (9,657)       (7,746)
                                       -----------   ------------     ---------

                                       $         -   $          -  $          -
                                       -----------   ------------     ---------
                                       -----------   ------------     ---------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS




                                                    For the Three Months           For the Nine Months
                                    For the         ending September 30,          ending September 30,          October 27, 1986
                                  year ending       --------------------          --------------------       (date of inception to)
                               December 31, 1992    1993           1992           1993           1992          September 30, 1993
                               -----------------    ----           ----           ----           ----        ----------------------
                                   (Audited)             (Unaudited)                   (Unaudited)                 (Unaudited)
REVENUES                          $         -    $         -    $         -    $         -    $         -          $         -
                                  -----------    -----------    -----------    -----------    -----------          -----------
OPERATING EXPENSES:
  General and administrative            1,213            303            303            909            910               15,256
                                  -----------    -----------    -----------    -----------    -----------          -----------

Loss from operations                   (1,213)          (303)          (303)          (909)          (910)             (15,256)

OTHER EXPENSES
  Interest expense                       (865)          (161)          (216)          (483)          (649)              (5,835)
  Aborted offering costs                    -              -              -              -              -              (17,066)
  Debt relief                               -              -              -              -              -               17,051
  Penalty                                (750)             -              -              -           (750)                (750)
                                  -----------    -----------    -----------    -----------    -----------          -----------
         TOTAL OTHER INCOME
          (EXPENSES)                   (1,615)          (161)          (216)          (483)        (1,399)              (6,600)
                                  -----------    -----------    -----------    -----------    -----------          -----------

NET LOSS                          $    (2,078)   $      (464)   $      (519)   $    (1,392)   $    (2,309)         $   (21,856)
                                  -----------    -----------    -----------    -----------    -----------          -----------
                                  -----------    -----------    -----------    -----------    -----------          -----------

NET LOSS PER COMMON SHARE         $    (.0005)   $    (.0001)   $    (.0001)   $    (.0003)   $    (.0004)         $     (.004)
                                  -----------    -----------    -----------    -----------    -----------          -----------
                                  -----------    -----------    -----------    -----------    -----------          -----------

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING              5,481,826      5,481,826      5,481,826     5,481,826       5,481,826            5,481,826
                                  -----------    -----------    -----------    -----------    -----------          -----------
                                  -----------    -----------    -----------    -----------    -----------          -----------


                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)




                                                                           Accumulated
                                    Common Stock                         deficit during
                              -------------------------        Paid in     development
                                Shares          Amount         Capital        stage          Total
                              ----------       --------        -------   --------------    ---------
BALANCE, DECEMBER 31, 1991     5,481,826       $    548        $11,651     $  (17,636)     $  (5,437)
                              ----------       --------        -------     ----------      ---------
                              ----------       --------        -------     ----------      ---------

Net loss for year                      -              -              -         (2,828)        (2,828)
                              ----------       --------        -------     ----------      ---------

BALANCE, DECEMBER 31, 1992     5,481,826       $    548        $11,651     $  (20,464)     $  (8,265)
                              ----------       --------        -------     ----------      ---------

Net loss for period                    -              -              -         (1,392)        (1,392)
                              ----------       --------        -------     ----------      ---------

BALANCE, SEPTEMBER 30, 1993    5,481,826       $    548        $11,651     $  (21,856)     $  (9,657)
                              ----------       --------        -------     ----------      ---------
                              ----------       --------        -------     ----------      ---------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS




                                                      For the year      For the nine months
                                                   ending December 31,  ending September 30,          October 27,1986
                                                   -------------------  ---------------------      (Date of inception) to
                                                          1992           1993           1992         September 30, 1993
                                                         ------         ------         ------      ----------------------
                                                        (Audited)            (Unaudited)                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                     $ (2,828)      $ (1,392)      $ (2,309)         $(21,856)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Common stock issued for servies                          -              -              -                31
       Changes in operating assets and liabilities:
           Accounts payable                                 2,828          1,392          2,309             9,657
                                                         --------       --------       --------          --------
NET CASH USED IN OPERATING ACTIVITIES                           -              -              -           (12,168)
                                                         --------       --------       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of common stock                                        -              -              -            12,168
                                                         --------       --------       --------          --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                       -              -              -            12,168
                                                         --------       --------       --------          --------

NET INCREASE (DECREASE) IN CASH                                 -              -              -                 -

CASH, BEGINNING OF PERIOD                                       -              -              -                 -
                                                         --------       --------       --------          --------

CASH, END OF PERIOD                                      $      -       $      -       $      -          $      -
                                                         --------       --------       --------          --------
                                                         --------       --------       --------          --------

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