Form 10-Q
period 1994-03-31
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549



                                      FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994

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

    The Company's Form 10-K for the fiscal year ended December 31, 1993 was filed late.

    The number of common shares issued and outstanding as of December 31, 1993 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the first quarter of 1994 are at the end of this report.

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


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    There has been no default on any security during the first quarter of 1994.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the first quarter of 1994.


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the first quarter of 1994 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending March 31, 1994 follow this page.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS





                                                                                  March 31,
                                                  December 31,          ----------------------------
                                                     1993                 1994                1993
                                                  ------------          --------            --------
                                                   (Audited)                     (Unaudited)

         ASSETS

CURRENT ASSETS:

  Cash                                              $     -             $     -             $     -
                                                    -------             -------             -------

                                                    $     -             $     -             $     -
                                                    -------             -------             -------
                                                    -------             -------             -------

  LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                  $10,121             $ 9,136             $ 8,729

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
  50,000,000 shares authorized, 5,481,826
    issued and outstanding                              548                 548                 548

Paid in capital                                      11,651              11,651              11,651

Retained deficit                                    (22,320)            (22,727)            (20,928)
                                                    -------             -------             -------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)            (10,121)             (9,136)             (8,729)
                                                    -------             -------             -------

                                                    $     -             $     -             $     -
                                                    -------             -------             -------
                                                    -------             -------             -------


                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS




                                          For the year            For the Three Months               October 27, 1986
                                       Ending December 31,          Ending March 31,               (Date of inception)
                                       -----------------     ------------------------------          to March 31, 1994
                                            1993                1994                1993           -------------------
                                       -----------------     ----------          ----------            (Unaudited)
                                           (Audited)                   (Unaudited)

REVENUES                                 $         -         $         -         $         -         $         -
                                         -----------         -----------         -----------         -----------
OPERATING EXPENSES:
   General and administrative                  1,212                 301                 303              15,860
                                         -----------         -----------         -----------         -----------

Loss from operations                           1,212                 301                 303             (15,860)

OTHER INCOME (EXPENSES)
  Interest expense                              (644)               (106)               (161)             (6,102)
  Aborted offering costs                           -                   -                   -             (17,066)
  Debt relief                                      -                   -                   -              17,051
  Penalty                                          -                   -                   -                (750)
                                         -----------         -----------         -----------         -----------

TOTAL OTHER INCOME (EXPENSE)                    (644)               (106)               (161)             (6,867)
                                         -----------         -----------         -----------         -----------

NET LOSS                                 $    (1,856)        $      (407)        $      (464)        $   (22,727)
                                         -----------         -----------         -----------         -----------
                                         -----------         -----------         -----------         -----------

NET LOSS PER COMMON SHARE                $    (.0003)        $    (.0001)        $   (.00001)        $     (.004)
                                         -----------         -----------         -----------         -----------
                                         -----------         -----------         -----------         -----------

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                              5,481,826           5,481,826           5,481,826           5,481,826
                                         -----------         -----------         -----------         -----------
                                         -----------         -----------         -----------         -----------


                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)




                                                                              Accumulated
                                         Common Stock                        deficit during
                                   ------------------------        Paid in    development
                                    Shares          Amount         Capital       stage           Total
                                   ---------       --------        -------   --------------     ---------

BALANCE, DECEMBER 31, 1992         5,481,826       $    548        $11,651      $ (20,464)      $ (8,265)
                                   ---------       --------        -------      ---------       --------

Net loss for year                          -              -              -         (1,856)        (1,856)
                                   ---------       --------        -------      ---------       --------

BALANCE, DECEMBER 31, 1993         5,481,826       $    548        $11,651      $ (22,320)      $(10,121)
                                   ---------       --------        -------      ---------       --------

Net loss for period                        -              -              -           (407)          (407)
                                   ---------       --------        -------      ---------       --------

BALANCE, MARCH 31, 1994            5,481,826       $    548        $11,651      $ (22,727)      $(10,528)
                                   ---------       --------        -------      ---------       --------
                                   ---------       --------        -------      ---------       --------


                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS


                                                         For the year            For the three months             October 27, 1986
                                                      ending December 31,          ending March 31,             (Date of inception)
                                                      -----------------     ------------------------------        to March 31, 1994
                                                           1993                1994                1993         -------------------
                                                      -----------------     ----------          ----------          (Unaudited)
                                                          (Audited)                   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                     $   (1,856)         $      (407)        $      (464)      $   (22,727)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Common stock issued for services                           -                   -                   -                31
       Changes in operating assets and liabilities:
         Accounts payable                                     1,856                 407                 464            10,528
                                                        -----------         -----------         -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                             -                   -                   -           (12,168)
                                                        -----------         -----------         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                            -                   -                   -            12,168
                                                        -----------         -----------         -----------       -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         -                   -                   -            12,168
                                                        -----------         -----------         -----------       -----------

NET INCREASE (DECREASE) IN CASH                                   -                   -                   -                 -

CASH, BEGINNING OF PERIOD                                         -                   -                   -                 -
                                                        -----------         -----------         -----------       -----------

CASH, END OF PERIOD                                     $         -         $         -         $         -       $         -
                                                        -----------         -----------         -----------       -----------
                                                        -----------         -----------         -----------       -----------


                                      SIGNATURE


    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


XANTHIC ENTERPRISES, INC.



Dated:   4/2/97
      ----------------------------



By:      /s/ Mark A. Lilly
     ----------------------------------------------------------------------
         Mark A. Lilly, President, Director and Chief Financial Officer