Form 10-Q
period 1994-06-30
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549



                                      FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

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

    The number of common shares issued and outstanding as of March 31, 1994 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the second quarter of 1994 are at the end of this report.

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


ITEM 2.  CHANGES IN SECURITIES

    There have been no changes in the rights, preferences or privileges of any security of the Company during the second quarter of 1994 other than as the action of the State of Oregon may affect these matters.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    There has been no default on any security during the second quarter of 1994.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the second quarter of 1994
 .


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the second quarter of 1994 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending June 30, 1994 follow this page.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS






                                                       December 31,             June 30,
                                                                       -----------------------
                                                          1993           1994           1993
                                                        --------       --------       --------
                                                        (Audited)           (Unaudited)

         ASSETS

CURRENT ASSETS:

  Cash                                                  $      -       $      -       $      -
                                                        --------       --------       --------

                                                        $      -       $      -       $      -
                                                        --------       --------       --------
                                                        --------       --------       --------

  LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                      $ 10,121       $10,936        $ 9,193

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
  50,000,000 shares authorized, 5,481,826
    issued and outstanding                                   548            548            548

Paid in capital                                           11,651         11,651         11,651

Retained deficit                                         (22,320)       (23,135)       (21,392)
                                                        --------       --------       --------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (10,121)       (10,936)        (9,193)
                                                        --------       --------       --------

                                                        $      -       $      -       $      -
                                                        --------       --------       --------
                                                        --------       --------       --------


                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS





                                         For the         For the Three Months             For the Six Months     October 27, 1986
                                       year ending          ending June 30,                ending June 30,      (date of inception)
                                                        -----------------------       -----------------------
                                    December 31, 1993     1994           1993           1994           1993       to June 30, 1994
                                    -----------------   --------       --------       --------       --------   ------------------
                                        (Audited)              (Unaudited)                  (Unaudited)              (Unaudited)

REVENUES                                  $       -     $        -     $      -     $        -       $        -                  -
                                          ---------     ----------     --------     ----------       ----------     --------------

OPERATING EXPENSES:
  General and administrative                  1,212            302            303            603            606             16,162
                                          ---------     ----------     ----------     ----------     ----------     --------------

Loss from operations                          1,212            302            303            603            606            (16,162)

OTHER EXPENSES
  Interest expense                             (644)          (106)          (161)          (212)          (322)            (6,599)
  Aborted offering costs                          -              -              -              -              -            (17,066)
  Debt relief                                     -              -              -              -              -             17,051
  Penalty                                         -              -              -              -              -               (750)
                                          ---------     ----------     ----------     ----------     ----------     --------------

   TOTAL OTHER INCOME
    (EXPENSES)                                 (644)          (106)          (161)          (212)          (322)            (6,973)
                                          ---------     ----------     ----------     ----------     ----------     --------------

NET LOSS                                  $  (1,856)    $     (408)    $     (464)    $     (815)    $     (928)    $      (23,135)
                                          ---------     ----------     ----------     ----------     ----------     --------------
                                          ---------     ----------     ----------     ----------     ----------     --------------

NET LOSS PER COMMON SHARE                $   (.0003)    $   (.0001)    $   (.0001)    $   (.0001)    $   (.0002)    $        (.004)
                                          ---------     ----------     ----------     ----------     ----------     --------------
                                          ---------     ----------     ----------     ----------     ----------     --------------

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                    5,481,826      5,481,826      5,481,826      5,481,826      5,481,826          5,481,826
                                          ---------     ----------     ----------     ----------     ----------     --------------
                                          ---------     ----------     ----------     ----------     ----------     --------------


                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)






                                                                                   Accumulated
                                               Common Stock                       deficit during
                                       -------------------------        Paid in     development
                                         Shares          Amount         Capital        stage           Total
                                       ----------       --------        -------   --------------     ---------

BALANCE, DECEMBER 31, 1992              5,481,826       $    548        $11,651      $ (20,464)      $ (8,265)
                                       ----------       --------        -------      ---------       --------

Net loss for year                               -              -              -         (1,856)        (1,856)
                                       ----------       --------        -------      ---------       --------

BALANCE, DECEMBER 31, 1993              5,481,826       $    548        $11,651      $ (22,320)      $ (10,121)
                                       ----------       --------        -------      ---------       --------

Net loss for period                             -              -              -           (815)          (815)
                                       ----------       --------        -------      ---------       --------

BALANCE, JUNE 30, 1994                  5,481,826       $    548        $11,651      $ (23,135)      $(10,936)
                                       ----------       --------        -------      ---------       --------
                                       ----------       --------        -------      ---------       --------


                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS





                                                             For the year          For the six months      October 27, 1986
                                                          ending December 31,        ending June 30,      (Date of inception)
                                                          -------------------   ------------------------
                                                                 1993              1994          1993       to June 30, 1994
                                                               --------          --------      --------    ------------------
                                                               (Audited)                (Unaudited)            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                              $  (1,856)     $    (815)     $    (928)       $   (23,135)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
       Changes in operating assets and liabilities:
         Accounts payable                                           1,856            815            928              10,936
                                                                 --------       --------       --------         -----------

NET CASH USED IN OPERATING ACTIVITIES                                   -              -              -             (12,168)
                                                                 --------       --------       --------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES                                    -              -              -              12,168
                                                                 --------       --------       --------         -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               -              -              -              12,168
                                                                 --------       --------       --------         -----------

NET INCREASE (DECREASE) IN CASH                                         -              -              -                   -

CASH, BEGINNING OF PERIOD                                               -              -              -                   -
                                                                 --------       --------       --------         -----------

CASH, END OF PERIOD                                              $      -       $      -       $      -                   -
                                                                 --------       --------       --------         -----------
                                                                 --------       --------       --------         -----------



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