Form 10-Q
period 1994-09-30
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549



                                      FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

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

    The number of common shares issued and outstanding as of June 30, 1994 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the third quarter of 1994 are at the end of this report.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    There has been no default on any security during the third quarter of 1994.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters have been submitted to a vote of security holders during the third quarter of 1994.


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the third quarter of 1994 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending September 30, 1994 follow this page.

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                       September 30,
                                                 December 31,   ---------------------------
                                                     1993           1994           1993
                                                 ------------   ------------   ------------
                                                  (Audited)             (Unaudited)
    ASSETS

CURRENT ASSETS:

  Cash                                            $        -     $        -     $        -
                                                  ----------     ----------     ----------

                                                  $        -     $        -     $        -
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

  LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                $   10,121     $   11,343     $    9,657

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
  50,000,000 shares authorized, 5,481,826
  issued and outstanding                                 548            548            548

Paid in capital                                       11,651         11,651         11,651

Retained deficit                                     (23,320)       (23,542)       (21,856)
                                                  ----------     ----------     ----------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             (10,121)       (11,343)        (9,657)
                                                  ----------     ----------     ----------

                                                  $        -     $        -     $        -
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                                           For the Three Months        For the Nine Months
                                    For the                ending September 30,       ending September 30,       October 27, 1986
                                   year ending          -------------------------  -------------------------  (date of inception) to
                                December 31, 1993         1994            1993        1994           1993        September 30, 1994
                                -----------------       ----------     ----------  ----------     ----------  ----------------------
                                    (Audited)                  (Unaudited)                (Unaudited)              (Unaudited)

REVENUES                            $        -          $        -     $        -  $        -     $        -       $        -
                                    ----------          ----------     ----------  ----------     ----------       ----------

OPERATING EXPENSES:
  General and administrative             1,212                 301            303         904            909           16,463
                                    ----------          ----------     ----------  ----------     ----------       ----------

Loss from operations                    (1,212)               (301)          (303)       (904)          (909)         (16,463)

OTHER EXPENSES
  Interest expense                        (644)               (106)          (161)       (318)          (483)          (6,314)
  Aborted offering costs                     -                   -              -           -              -          (17,066)
  Debt relief                                -                   -              -           -              -           17,051
  Penalty                                    -                   -              -           -              -             (750)
                                    ----------          ----------     ----------  ----------     ----------       ----------

         TOTAL OTHER INCOME
          (EXPENSES)                      (644)               (106)          (161)       (318)          (483)          (7,079)
                                    ----------          ----------     ----------  ----------     ----------       ----------


NET LOSS                              $ (1,856)         $     (407)    $     (464) $   (1,222)    $   (1,392)         (23,542)
                                    ----------          ----------     ----------  ----------     ----------       ----------
                                    ----------          ----------     ----------  ----------     ----------       ----------

NET LOSS PER COMMON SHARE           $   (.0003)         $   (.0001)    $   (.0001) $   (.0002)    $   (.0003)      $    (.004)
                                    ----------          ----------     ----------  ----------     ----------       ----------
                                    ----------          ----------     ----------  ----------     ----------       ----------

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING               5,481,826           5,481,826      5,481,826   5,481,826      5,481,826        5,481,826
                                    ----------          ----------     ----------  ----------     ----------       ----------
                                    ----------          ----------     ----------  ----------     ----------       ----------

                           XANTHIC ENTERPRISES, INC.
                         (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                              Accumulated
                                                        Common Stock                         deficit during
                                                     ------------------          Paid in      development
                                                    Shares         Amount        Capital         stage          Total
                                                  ----------     ----------     ----------   --------------   ----------

BALANCE, DECEMBER 31, 1992                         5,481,826     $      548     $   11,651     $  (20,464)    $   (8,263)
                                                  ----------     ----------     ----------     ----------     ----------

Net loss for year                                          -              -              -         (1,856)        (1,856)
                                                  ----------     ----------     ----------     ----------     ----------

BALANCE, DECEMBER 31, 1993                         5,481,826     $      548        $11,651     $  (22,320)    $  (10,121)
                                                  ----------     ----------     ----------     ----------     ----------

Net loss for period                                        -              -              -         (1,222)        (1,222)
                                                  ----------     ----------     ----------     ----------     ----------

BALANCE, SEPTEMBER 30, 1994                        5,481,826     $      548        $11,651     $  (23,542)    $  (11,343)
                                                  ----------     ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------     ----------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                                           For the year            For the Nine months
                                                        ending December 31,        ending September 30,       October 27, 1986
                                                        -------------------     -------------------------   (Date of inception) to
                                                               1993                1994           1993       September 30, 1994
                                                            ----------          ----------     ----------   ----------------------
                                                             (Audited)                 (Unaudited)               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $   (1,856)         $   (1,222)    $   (1,392)       $(23,542)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
         Common stock issued for services                            -                   -              -              31
         Changes in operating assets and liabilities:
            Accounts payable                                     1,856               1,222          1,392          11,343
                                                            ----------          ----------     ----------        --------

NET CASH USED IN OPERATING ACTIVITIES                                -                   -              -         (12,168)
                                                            ----------          ----------     ----------        --------

CASH FLOWS FROM FINANCING ACTIVITIES                                 -                   -              -          12,168
   Sale of common stock                                     ----------          ----------     ----------        --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                            -                   -              -          12,168
                                                            ----------          ----------     ----------        --------

NET INCREASE (DECREASE) IN CASH                                      -                   -              -               -

CASH, BEGINNING OF PERIOD                                            -                   -              -               -
                                                            ----------          ----------     ----------        --------

CASH, END OF PERIOD                                         $        -          $        -     $        -               -
                                                            ----------          ----------     ----------        --------
                                                            ----------          ----------     ----------        --------

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