Form 10-K
period 1994-12-31
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                                    UNITED STATES

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549


                                      FORM 10-K


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994

                           COMMISSION FILE NO. 33-17966-LA

                              XANTHIC ENTERPRISES, INC.


         A Colorado Corporation                 EIN: 94-3030021

                             8833 Sunset Blvd., Suite 200
                      West Hollywood, CA 90069 (310-289-4947)


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

As of December 31, 1994 there were 5,481,826 shares of Common Stock outstanding.

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

    (4) Administrative Offices. The Company maintains its executive offices at 8833 Sunset.Blvd., Suite 200, West Hollywood, CA 90069 pursuant to an oral lease agreement with David G. Lilly, a shareholder of the Company on a month to month basis. No rent is paid for this office at this time.

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

    No matters were submitted to the shareholders during the year 1994.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Attached are audited financial statements for the Company as of December 31, 1994.

                              XANTHIC ENTERPRISES, INC.

                            (A DEVELOPMENT STAGE COMPANY)

                                 FINANCIAL STATEMENTS

                              DECEMBER 31, 1994 AND 1993

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

  STATEMENTS OF CASH FLOWS................................................. 10

  NOTES TO FINANCIAL STATEMENTS............................................11-12

TO THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF XANTHIC ENTERPRISES, INC.:

We have audited the accompanying balance sheets of Xanthic Enterprises, Inc. (a development stage company) as of December 31, 1994 and 1993, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from October 27, 1986 (inception), to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xanthic Enterprises, Inc. as of December 31, 1994, and 1993, and the results of its operations and cash flows for the years then ended and from October 27, 1986 (inception), to December 31, 1994 in conformity with generally accepted accounting principles.





Harlan & Boettger, CPA's
San Diego, California
February 17, 1997

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS




                                                            December 31,
                                                   ----------------------------
                                                     1994                1993
                                                   --------            --------
ASSETS
CURRENT ASSETS:
  Cash                                            $       -           $       -
                                                  ---------           ---------
                                                  ---------           ---------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                $  11,750           $  10,121
                                                  ---------           ---------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.0001 par value, 50,000,000
  shares authorized, 5,481,826 shares issued
  and outstanding                                       548                 548

  Additional paid in capital                         11,651              11,651

  Deficit accumulated during the development
    stage                                           (23,949)            (22,320)
                                                  ---------           ---------

  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              (11,750)            (10,121)
                                                  ---------           ---------

                                                  $       -           $       -
                                                  ---------           ---------
                                                  ---------           ---------


      The accompanying notes are an integral part of these financial statements.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS



                                                                                      October 27, 1986
                                                      For the year ended               (Inception) to
                                                          December 31,                December 31, 1994
                                                  ------------------------------       -----------------
                                                    1994                1993
                                                  ----------          ----------
REVENUES                                         $        -          $        -          $        -
                                                 ----------          ----------          ----------

OPERATING EXPENSES
  General and administrative                          1,205               1,212              16,764
                                                 ----------          ----------          ----------

LOSS FROM OPERATIONS                                 (1,205)             (1,212)            (16,764)

OTHER INCOME (EXPENSES)
   Interest expense                                    (424)               (644)             (6,420)
   Aborted offering costs                                 -                   -             (17,066)
   Debt relief                                            -                   -              17,051
   Penalty                                                -                   -                (750)
                                                 ----------          ----------          ----------

  TOTAL OTHER INCOME (EXPENSES)                        (424)               (644)             (7,185)
                                                 ----------          ----------          ----------

NET LOSS                                         $   (1,629)         $   (1,856)         $  (23,949)
                                                 ----------          ----------          ----------
                                                 ----------          ----------          ----------

NET LOSS PER COMMON SHARE                        $   (.0003)         $   (.0003)         $    (.004)
                                                 ----------          ----------          ----------
                                                 ----------          ----------          ----------

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                    5,481,826           5,481,826           5,481,826
                                                 ----------          ----------          ----------
                                                 ----------          ----------          ----------


      The accompanying notes are an integral part of these financial statements.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)





                                          Common Stock                         Accumulated
                                   -------------------------        Paid in   deficit during
                                    Shares          Amount         Capital  development stage    Total
                                     ------          ------         -------  -----------------  ---------
BALANCE, DECEMBER 31, 1992         5,481,826      $     548        $11,651      $ (20,464)    $   (8,265)

Net loss for year                          -              -              -         (1,856)        (1,856)
                                  ----------      ---------        -------      ---------      ---------

BALANCE, DECEMBER 31, 1993         5,481,826      $     548        $11,651      $ (22,320)     $ (10,121)
                                  ----------      ---------        -------      ---------      ---------

Net loss for year                          -              -              -         (1,629)        (1,629)
                                  ----------      ---------        -------      ---------      ---------

BALANCE, DECEMBER 31, 1994         5,481,826      $     548        $11,651      $ (23,949)     $ (11,750)
                                  ----------      ---------        -------      ---------      ---------
                                  ----------      ---------        -------      ---------      ---------



      The accompanying notes are an integral part of these financial statements.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS



                                                                                                            October 27, 1986
                                                                            For the year ended               (Inception) to
                                                                                December 31,                December 31, 1994
                                                                        ------------------------------       -----------------
                                                                          1994                1993
                                                                        ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                            $  (1,629)           $ (1,856)          $ (23,949)

  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Debt relief                                                             -                   -                   -
      Common stock issued for services                                        -                   -                  31
      Changes in operating assets and liabilities:
        Accounts payable                                                  1,629               1,856              11,750
                                                                      ---------            --------           ---------

NET CASH USED IN (ABSORBED BY) OPERATING
  ACTIVITIES                                                                  -                  -              (12,168)
                                                                      ---------            --------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                                       -                  -               12,168
                                                                      ---------            --------           ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                     -                  -                    -
                                                                      ---------            --------           ---------

NET INCREASE (DECREASE) IN CASH                                               -                  -                    -

CASH, BEGINNING OF PERIOD                                                     -                  -                    -
                                                                      ---------            --------           ---------

CASH, END OF PERIOD                                                   $       -       $          -            $       -
                                                                      ---------            --------           ---------
                                                                      ---------            --------           ---------



      The accompanying notes are an integral part of these financial statements.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1994




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

B.  ACCOUNTS PAYABLE:

    Accounts payable at December 31, 1994 represents amounts due the Company's stock transfer agency, AST.

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

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                            NOTES TO FINANCIAL STATEMENTS
                                  DECEMBER 31, 1994
                                     (CONTINUED)

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



                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.



    Mark A. Lilly, President and a Director. Mr. Lilly, age 31, has been President of Xanthic since inception. During 1988 he was President of NinHao Enterprises, Inc., a Colorado corporation. NinHo Enterprises is now inactive. Mr. Lilly was an Assistant Health Planner for the Alameda Health Consortium from February 1987 to May, 1988. Since May, 1988 Mr. Lilly has been self employed as a free lance computer programer.

    Glenn DeCicco, Vice-President, Secretary and a Director. Mr. DeCicco, age 34, was a Senior Vice President of Nin Hao Enterprises during 1988 and was President of Land and Water Real Estate Company, an inactive development stage real estate consultation company formed in 1987. Land and Water Real Estate Company has no assets, income or employees.

    John D. Lilly, Vice-President and Director. Mr. Lilly, age 28, is a freelance software consultant and technical writer.

    John Lilly and Mark Lilly are brothers.



ITEM 11.      EXECUTIVE COMPENSATION.

    During the past year the Company did not compensate any officer or director. The Company has no plans to compensate any officer or director at the present time.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.



Title of Class     Name and Address              Amount and Nature        Percent of Class
                   of Beneficial                 of Beneficial Owner
                   Owner
Common Shares      Mark Lilly*                   1,165,000                     21.2
                   8833 Sunset Blvd
                   Suite 200
                   West Hollywood, CA 90069

                   Glenn DeCicco*                1,106,500                     20.1
                   2210 A Academy Pl.
                   Suite 142
                   Colorado Springs, CO 80909

                   Brett Hudelson                1,106,500                     20.1
                   147 Central
                   Ashland, OR 97520

                   John D. Lilly*                  263,000                      4.7
                   8833 Sunset Blvd
                   Suite 200
                   West Hollywood, CA 90069

                   David G. Lilly                1,000,000                     18.2
                   8833 Sunset Blvd
                   Suite 200
                   West Hollywood, CA 90069




    *The total number of shares owned by officers and directors is 2,534,500.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not Applicable.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

    The Company incorporates by reference the exhibits filed with its registration statement and the amendments thereto. There have been no 8-K filings during the past year. Attached under Item 8 are audited financial statements for the Company as of December 31, 1994.

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


XANTHIC ENTERPRISES, INC.




Dated:  4/2/97
      --------------------------------



By: /s/ Mark A. Lilly
   -----------------------------------
    Mark A. Lilly, President, Director
    and Chief Financial Officer




Dated:  4/2/97
      --------------------------------




By:       /s/ Glenn DeCicco
     ---------------------------------
         Glenn DeCicco, Vice-President
         and Director