Form 10-Q
period 1995-03-31
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549



                                     FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                           COMMISSION FILE NO. 33-17966-LA




                              XANTHIC ENTERPRISES, INC.

         A Colorado Corporation                             EIN: 94-3030021

                             8833 Sunset Blvd. Suite 200
                               West Hollywood, CA 90069

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

    The Company's Form 10-K for the fiscal year ended December 31, 1994 was filed late.

    The number of common shares issued and outstanding as of December 31, 1994 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the first quarter of 1995 are at the end of this report.

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

    On April 2, 1992 the State of Oregon issued a final order to cease and desist violating any provision of Oregon Securities Law. Xanthic was denied the use of any statutory exemption provided in ORS 59.022 and ORS 59.035. Xanthic , Mark Lilly and Glenn DeCicco were assessed civil penalties of $ 750.00 each for violating ORS 59.055 and ORS 59.132(2). Directors Mark Lilly and Glenn DeCicco were ordered to cease and desist violating any provision of ORS Chapter 59. Neither the Company nor the Directors appealed.

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


ITEM 2.  CHANGES IN SECURITIES

    There have been no changes in the rights, preferences or privileges of any security of the Company during the first quarter of 1995 other than the action of the State of Oregon may affect these matters.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    There has been no default on any security during the first quarter of 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the first quarter of 1995


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the first quarter of 1995 he Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending March 31, 1995 follow this page.

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                                                 March 31,
                                               December 31, --------------------
                                                  1994        1995       1994
                                               ----------- ---------  ---------
                                                (Audited)       (Unaudited)

     ASSETS

CURRENT ASSETS:

 Cash                                           $       -  $       -  $       -
                                                ---------  ---------  ---------

                                                $       -  $       -  $       -
                                                 ---------  ---------  --------
                                                 ---------  ---------  --------

 LIABILITIES AND STOCKHOLDERS'
   EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable                               $  11,750  $  12,101   $  9,136

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
 50,000,000 shares authorized, 5,481,826
   issued and outstanding                             548        548        548

Paid in capital                                    11,651     11,651     11,651

Retained deficit                                  (23,949)   (23,300)   (21,335)
                                                ---------  ---------   --------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (11,750)   (12,101)    (9,136)
                                                ---------  ---------   --------

                                                $       -  $       -   $      -
                                                ---------  ---------   --------
                                                ---------  ---------   --------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS




                                               For the      For the Three Months
                                             Year Ending      Ending March 31,       October 27, 1986
                                             December 31,   --------------------    (Date of inception)
                                                 1994          1995       1994     to March 31, 1995
                                          ----------------- ---------    -------   -------------------
                                              (Audited)           (Unaudited)            (Unaudited)
REVENUES                                       $      -     $       -     $     -          $       -
                                               --------     ---------     -------          ---------
OPERATING EXPENSES:
 General and administrative                       1,205           299         301             17,063
                                               --------     ---------     -------          ---------

Loss from operations                             (1,205)         (299)       (301)          $(17,063)

OTHER INCOME (EXPENSES)
 Interest expense                                  (424)          (52)       (106)            (6,472)
 Aborted offering costs                               -             -           -            (17,066)
 Debt relief                                          -             -           -             17,051
 Penalty                                              -             -           -               (750)
                                               --------     ---------     -------           --------
TOTAL OTHER INCOME (EXPENSE)                       (424)          (52)       (106)            (7,237)
                                               --------     ---------     -------           --------

NET LOSS                                       $ (1,629)    $    (351)    $  (407)          $(24,300)
                                               --------     ---------     -------           --------
                                               --------     ---------     -------           --------

NET LOSS PER COMMON SHARE                      $ (.0003)    $  (.0001)    $(.0001)          $  (.004)
                                               --------     ---------     -------           --------
                                               --------     ---------     -------           --------

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                 5,481,826     5,481,826   5,481,826          5,481,826
                                              ---------     ---------   ---------          ---------
                                              ---------     ---------   ---------          ---------

                                        5

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                     Accumulated
                                          Common Stock                              deficit during
                                      --------------------          Paid in           development
                                      Shares          Amount        Capital              stage               Total
                                    ---------        --------       -------          ----------            ---------
BALANCE, DECEMBER 31, 1993          5,481,826        $    548       $11,651          $  (22,320)           $(10,121)
                                    ---------        --------      --------          ----------             --------
Net loss for year                           -               -             -              (1,629)              (1,629)
                                    ---------        --------       -------          ----------            ---------

BALANCE, DECEMBER 31, 1994          5,481,826        $    548       $11,651          $  (23,949)            $(11,750)
                                    ---------        --------       -------          ----------            ---------

Net loss for period                         -               -             -                (351)                (351)
                                    ---------        --------       -------          ----------            ---------

BALANCE, MARCH 31, 1995             5,481,826         $   548      $ 11,651           $ (24,300)            $(12,101)
                                    ---------        --------       -------          ----------            ---------
                                    ---------        --------       -------          ----------            ---------


                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS




                                                       For the year       For the three months
                                                    ending December 31,      ending March 31,      October 27, 1986
                                                    -------------------   --------------------   (Date of inception)
                                                            1994             1995        1994     to March 31, 1995
                                                           -------          ------      ------   -------------------
                                                          (Audited)            (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                        $ (1,629)         $  (351)   $   (407)       $(24,300)
 Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
     Common stock issued for services                          -                -            -               31
     Changes in operating assets and liabilities:
      Accounts payable                                       1,629              351         407          12,101
                                                          --------          -------    --------        --------
NET CASH USED IN OPERATING ACTIVITIES                            -                -           -         (12,168)
                                                          --------          -------    --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                                            -                -           -          12,168
                                                          --------          -------    --------        --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        -                -           -          12,268
                                                          --------          -------    --------        --------

NET INCREASE (DECREASE) IN CASH                                  -                -           -               -

CASH, BEGINNING OF PERIOD                                        -                -           -               -
                                                          --------          -------    --------        --------

CASH, END OF PERIOD                                       $      -          $     -    $      -        $      -
                                                          --------          -------    --------        --------
                                                          --------          -------    --------        --------


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