Form 10-Q
period 1995-06-30
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549



                                    FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

    The number of common shares issued and outstanding as of March 31, 1995 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the second quarter of 1995 are at the end of this report.

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


ITEM 2.  CHANGES IN SECURITIES

    There have been no changes in the rights, preferences or privileges of any security of the Company during the second quarter of 1995 other than as the action of the State of Oregon may affect these matters.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    There has been no default on any security during the second quarter of 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the second quarter of 1995.


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the second quarter of 1995 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending June 30, 1995 follow this page.

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                            June 30,
                                    December 31,    ---------------------------
                                       1994            1995            1994
                                     -----------    ------------     ----------
                                      (Audited)              (Unaudited)

     ASSETS

CURRENT ASSETS:

  Cash                               $         -    $          -     $        -
                                     -----------    ------------     ----------

                                     $         -    $          -     $        -
                                     -----------    ------------     ----------
                                     -----------    ------------     ----------
  LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                 $    11,750    $     12,453     $   10,936

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
  50,000,000 shares authorized,
    5,481,826 issued and
    outstanding                              548             548            548

Paid in capital                           11,651          11,651         11,651

Retained deficit                         (23,949)        (24,652)       (23,135)
                                     -----------    ------------     ----------

    TOTAL STOCKHOLDERS'
      EQUITY (DEFICIT)                   (11,750)        (12,453)       (10,936)
                                     -----------    ------------     ----------

                                     $         -    $          -     $        -
                                     -----------    ------------     ----------
                                     -----------    ------------     ----------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS



                                                       For the Three Months             For the Six Months     October 27, 1986
                                   For the               ending June 30,                  ending June 30,    (date of inception)
                                 year ending         -------------------------    -------------------------
                               December 31, 1994         1995         1994            1995          1994       to June 30, 1995
                               -----------------     -----------   -----------    -----------    ----------   -----------------
                                  (Audited)                 (Unaudited)                   (Unaudited)           (Unaudited)

REVENUES                        $          -         $          -   $         -   $          -   $         -   $              -
                                ------------         ------------    ----------    -----------    ----------   ----------------
OPERATING EXPENSES:
  General and administrative           1,205                  300           302            599           603             17,363
                                ------------         ------------   -----------   ------------   -----------   ----------------

Loss from operations                   1,205                  300           302            599           603            (17,363)

OTHER INCOME (EXPENSES)
  Interest expense                      (424)                 (52)        (106)          (104)          (212)            (6,524)
  Aborted offering costs                   -                    -            -              -              -            (17,006)
  Debt relief                              -                    -            -              -              -             17,051
  Penalty                                  -                    -            -              -              -               (750)
                                ------------         ------------   -----------   ------------   -----------   ----------------

    TOTAL OTHER INCOME
    (EXPENSES)                          (424)                 (52)        (106)          (104)          (212)            (7,289)
                                ------------         ------------   -----------   ------------   -----------   ----------------

NET LOSS                        $     (1,629)        $       (352)  $      (408)  $       (703)  $      (815)  $        (24,652)
                                ------------         ------------   -----------   ------------   -----------   ----------------
                                ------------         ------------   -----------   ------------   -----------   ----------------
NET LOSS PER COMMON SHARE       $     (.0003)        $     (.0001)  $   ($.0001)  $     (.0001)  $    (.0001)            (.0004)
                                ------------         ------------   -----------   ------------   -----------   ----------------
                                ------------         ------------   -----------   ------------   -----------   ----------------
WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                5,481,826            5,481,826     5,481,826      5,481,826     5,481,826          5,481,826
                                ------------         ------------   -----------   ------------   -----------   ----------------
                                ------------         ------------   -----------   ------------   -----------   ----------------



                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)




                                                                                          Accumulated
                                                    Common Stock                         deficit during
                                              ------------------------        Paid in     development
                                               Shares          Amount         Capital         stage          Total
                                              ---------       --------        -------    --------------   ---------

BALANCE, DECEMBER 31, 1993                    5,481,826       $    548        $11,651     $  (22,320)     $ (10,121)
                                              ---------       --------        -------     ----------      ---------

Net loss for year                                     -              -              -         (1,629)        (1,629)
                                              ---------       --------        -------     ----------      ---------

BALANCE, DECEMBER 31, 1994                    5,481,826       $    548        $11,651     $  (23,949)      $(11,750)
                                              ---------       --------        -------     ----------      ---------

Net loss for period                                   -              -              -           (703)          (703)
                                              ---------       --------        -------     ----------      ---------

BALANCE, JUNE 30, 1995                        5,481,826       $    548        $11,651     $  (24,652)      $(12,453)
                                              ---------       --------        -------     ----------      ---------
                                              ---------       --------        -------     ----------      ---------


                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                                              For the year               For the six months       October 27, 1986
                                                           ending December 31,             ending June 30,       (Date of inceptin)
                                                           -------------------    ------------------------------
                                                                  1994                1995              1994      to June 30, 1995
                                                              -------------       -------------       ----------  ----------------
                                                                (Audited)                    (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                          $      (1,629)      $        (703)      $     (815)  $      (24,652)
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Common stock issued for services                                   -                   -                -               31
       Changes in operating assets and liabilities:
          Accounts payable                                            1,629                 703              815           12,453
                                                              -------------       -------------       ----------   --------------

NET CASH USED IN OPERATING ACTIVITIES                                     -                   -                -          (12,168)
                                                              -------------       -------------       ----------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES                                      -                   -                -           12,168
   Sale of common stock                                       -------------       -------------       ----------   --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                 -                   -                -           12,168
                                                              -------------       -------------       ----------   --------------

NET INCREASE (DECREASE) IN CASH                                           -                   -                -                -

CASH, BEGINNING OF PERIOD                                                                     -                -                -
                                                              -------------       -------------       ----------   --------------

CASH, END OF PERIOD                                           $           -       $           -       $        -   $            -
                                                              -------------       -------------       ----------   --------------
                                                              -------------       -------------       ----------


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