Form 10-Q
period 1995-09-30
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549



                                      FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

    The number of common shares issued and outstanding as of June 30, 1995 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the third quarter of 1995 are at the end of this report.

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

ITEM 2.  CHANGES IN SECURITIES

    There have been no changes in the rights, preferences or privileges of any security of the Company during the third quarter of 1995 other than as the action of the State of Oregon may affect said matters.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    There has been no default on any security during the third quarter of 1995.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters have been submitted to a vote of security holders during the third quarter of 1995.


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the third quarter of 1995 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending September 30, 1995 follow this page.

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                                               September 30,
                                          December 31,    ----------------------
                                            1994            1995          1994
                                          ------------    --------     ---------
                                          (Audited)              (Unaudited)
     ASSETS

CURRENT ASSETS:

  Cash                                      $      -      $      -     $      -
                                            --------      --------     --------

                                            $      -      $      -     $      -
                                            --------      --------     --------
                                            --------      --------     --------

  LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                          $ 11,750      $ 12,803     $ 11,343

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
 50,000,000 shares authorized, 5,481,826
 issued and outstanding                          548           548          548

Paid in capital                               11,651        11,651       11,651

Retained deficit                             (23,949)      (25,002)     (23,542)
                                            --------      --------     --------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)     (11,750)      (12,803)     (11,343)
                                            --------      --------     --------

                                            $      -      $      -     $      -
                                            --------      --------     --------
                                            --------      --------     --------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS




                                                     For the Three Months     For the Nine Months
                                     For the         ending September 30,     ending September 30,     October 27, 1986
                                   year ending       --------------------     --------------------   (date of inception) to
                                December 31, 1994        1995      1994         1995        1994       September 30, 1995
                                -----------------    ----------  ---------    ---------  ---------   ----------------------
                                   (Audited)             (Unaudited)             (Unaudited)              (Unaudited)

REVENUES                        $        -           $        -    $        -  $       -   $       -     $        -
                                ----------           ----------    ----------  ----------  ----------    ----------

OPERATING EXPENSES:
  General and administrative        (1,205)                 299           301         898         904        17,662
                                ----------           ----------    ----------  ----------  ----------    ----------

Loss from operations                (1,205)                (299)         (301)       (898)       (904)      (17,662)

OTHER INCOME (EXPENSES)
  Interest expense                    (424)                 (51)         (106)       (155)       (318)       (6,575)
  Aborted offering costs                 -                    -             -           -           -       (17,066)
  Debt relief                            -                    -             -           -           -        17,051
  Penalty                                -                    -             -           -           -          (750)
                                ----------           ----------    ----------  ----------  ----------    ----------
         TOTAL OTHER INCOME
          (EXPENSES)                  (424)                 (51)         (106)       (155)       (318)       (7,340)
                                ----------           ----------    ----------  ----------  ----------    ----------

NET LOSS                        $   (1,629)          $     (350)   $     (407) $   (1,053) $   (1,222)   $  (25,002)
                                ----------           ----------    ----------  ----------  ----------    ----------
                                ----------           ----------    ----------  ----------  ----------    ----------

NET LOSS PER COMMON SHARE       $   (.0003)          $   (.0001)   $   (.0001) $   (.0002) $   (.0002)   $    (.005)
                                ----------           ----------    ----------  ----------  ----------    ----------
                                ----------           ----------    ----------  ----------  ----------    ----------

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING           5,481,826            5,481,826     5,481,826   5,481,826   5,481,826     5,481,826
                                ----------           ----------    ----------  ----------  ----------    ----------
                                ----------           ----------    ----------  ----------  ----------    ----------


                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)




                                                                                      Accumulated
                                            Common Stock                            deficit during
                                       ----------------------          Paid in        development
                                       Shares          Amount          Capital           stage           Total
                                     ---------         ------          -------      --------------     --------

BALANCE, DECEMBER 31, 1993           5,481,826         $  548          $11,651          $(22,320)      $(10,121)
                                     ---------         ------          -------      --------------     --------

Net loss for year                            -              -               -             (1,629)        (1,629)
                                     ---------         ------          -------      --------------     --------

BALANCE, DECEMBER 31, 1994           5,481,826         $  548          $11,651          $(23,949)      $(11,750)
                                     ---------         ------          -------      --------------     --------

Net loss for period                          -              -                -            (1,053)        (1,053)
                                     ---------         ------          -------      --------------     --------

BALANCE, SEPTEMBER 30, 1995          5,481,826         $  548          $11,651          $(25,002)      $(12,803)
                                     ---------         ------          -------      --------------     --------
                                     ---------         ------          -------      --------------     --------


                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                          For the year      For the Nine months
                                       ending December 31,  ending September 30,     October 27, 1986
                                       -------------------  --------------------  (Date of inception) to
                                             1994             1995       1994      September 30, 1995
                                          ---------         --------    -------   ----------------------
                                          (Audited)              (Unaudited)           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                       $ (1,629)         $(1,053)   $(1,222)       $(25,002)
  Adjustments to reconcile net income
    to net cash provided by (used in)
    operating activities:
       Common stock issued for services          -                -          -              31
       Changes in operating assets and
        liabilities:
           Accounts payable                  1,629            1,053      1,222          12,803
                                          ---------         --------    -------        --------

NET CASH USED IN OPERATING ACTIVITIES           -                -           -         (12,168)
  Sale of common stock                    ---------         --------    -------        --------

CASH FLOWS FROM FINANCING ACTIVITIES            -                -           -          12,168
                                          ---------         --------    -------        --------

NET CASH PROVIDED BY FINANCING
  ACTIVITIES                                    -                -           -          12,168
                                          ---------         --------    -------        --------

NET INCREASE (DECREASE) IN CASH                 -                -           -               -

CASH, BEGINNING OF PERIOD                       -                -           -               -
                                          ---------         --------    -------        --------

CASH, END OF PERIOD                       $     -           $    -      $    -         $     -
                                          ---------         --------    -------        --------
                                          ---------         --------    -------        --------


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