Form 10-Q
period 1996-03-31
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549



                                     FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

    The Company's Form 10-K for the fiscal year ended December 31, 1995 was filed late.

    The number of common shares issued and outstanding as of December 31, 1995 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the first quarter of 1996 are at the end of this report.

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


ITEM 2.  CHANGES IN SECURITIES

    There have been no changes in the rights, preferences or privileges of any security of the Company during the first quarter of 1996 other than the action of the State of Oregon may affect these matters.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    There has been no default on any security during the first quarter of 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the first quarter of 1996.


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the first quarter of 1996 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending March 31, 1996 follow this page.

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                March 31,
                                         December 31,    ----------------------
                                            1995           1996          1995
                                          --------       --------      --------
                                          (Audited)           (Unaudited)

  ASSETS

CURRENT ASSETS:

  Cash                                    $      -       $      -      $      -
                                          --------       --------      --------

                                          $      -       $      -      $      -
                                          --------       --------      --------
                                          --------       --------      --------

  LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                        $13,154        $13,330       $ 12,101

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
  50,000,000 shares authorized,
    5,481,826 issued and
    outstanding                                548            548           548

Paid in capital                             11,651         11,651        11,651

Retained deficit                           (25,353)       (25,529)      (24,300)
                                          --------       --------      --------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)   (13,154)       (13,330)      (12,101)
                                          --------       --------      --------

                                          $      -       $      -      $      -
                                          --------       --------      --------
                                          --------       --------      --------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                         For the          For the three months
                                       year ending          ending March 31,        October 27, 1986
                                      December 31,       ----------------------    (Date of inception)
                                         1995             1996            1995      to March 31, 1996
                                    -----------------    -------         ------    --------------------
                                        (Audited)              (Unaudited)             (Unaudited)
REVENUES                               $      -          $     -         $    -     $     -
                                      ---------         ---------     ---------    ---------
OPERATING EXPENSES:
  General and administrative            (1,197)             (173)         (299)      18,134
                                      ---------         ---------     ---------    ---------

Loss from operations                      1,197              173            299     (18,134)

OTHER INCOME (EXPENSES)
  Interest expense                         (207)              (3)           (52)     (6,630)
  Aborted offering costs                      -                -              -     (17,066)
  Debt relief                                 -                -              -      17,051
  Penalty                                     -                -              -        (750)
                                      ---------         ---------     ---------    ---------
TOTAL OTHER INCOME (EXPENSE)               (207)              (3)           (52)     (7,395)
                                      ---------         ---------     ---------    ---------
NET LOSS                               $ (1,404)         $  (176)        $ (351)    (25,529)
                                      ---------         ---------     ---------    ---------
                                      ---------         ---------     ---------    ---------
NET LOSS PER COMMON SHARE              $ (.0003)               0         (.0001)    $ (.005)
                                      ---------         ---------     ---------    ---------
                                      ---------         ---------     ---------    ---------
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING                           5,481,826         5,481,826     5,481,826    5,481,826
                                      ---------         ---------     ---------    ---------
                                      ---------         ---------     ---------    ---------

                                        5

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                     Accumulated
                                            Common Stock                            deficit during
                                        ---------------------          Paid in       development
                                        Shares         Amount          Capital          stage            Total
                                      ---------        ------          -------        ----------       --------

BALANCE, DECEMBER 31, 1994            5,481,826        $  548          $11,651        $  (23,949)      $(11,750)
                                      ---------        ------          -------        ----------       --------

Net loss for year                             -             -                -            (1,404)        (1,404)
                                      ---------        ------          -------        ----------       --------

BALANCE, DECEMBER 31, 1995            5,481,826        $  548          $11,651        $  (25,353)      $(13,154)
                                      ---------        ------          -------        ----------       --------

Net loss for period                           -             -                -              (176)          (176)
                                      ---------        ------          -------        ----------       --------

BALANCE, MARCH 31, 1996               5,481,826        $  548          $11,651        $  (25,529)      $(13,330)
                                      ---------        ------          -------        ----------       --------
                                      ---------        ------          -------        ----------       --------


                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS




                                                            For the year         For the three months
                                                         ending December 31,        ending March 31,       October 27, 1986
                                                         -------------------     --------------------     (Date of inception)
                                                                 1995              1996         1995       to March 31, 1996
                                                           ----------          ----------    ----------     -----------------
                                                              (Audited)               (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                         $  (1,404)          $    (176)    $    (351)      $(25,529)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Common stock issued for services                                -                   -             -             31
    Changes in operating assets and liabilities:
      Accounts payable                                          1,404                 176           351         13,330
                                                           ----------          ----------    ----------     ----------

NET CASH USED IN OPERATING ACTIVITIES                               -                   -             -        (12,168)
                                                           ----------          ----------    ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sale of common stock                                             -                   -             -         12,168
                                                           ----------          ----------    ----------     ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           -                   -             -         12,168
                                                           ----------          ----------    ----------     ----------

NET INCREASE (DECREASE) IN CASH                                     -                   -             -              -

CASH, BEGINNING OF PERIOD                                           -                   -             -              -
                                                           ----------          ----------    ----------     ----------

CASH, END OF PERIOD                                        $        -          $        -    $        -     $        -
                                                           ----------          ----------    ----------     ----------
                                                           ----------          ----------    ----------     ----------


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