Form 10-Q
period 1996-06-30
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549



                                      FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                           COMMISSION FILE NO. 33-17966-LA




                              XANTHIC ENTERPRISES, INC.

    A Colorado Corporation                             EIN: 94-3030021

                               8833 Sunset Blvd. # 200
                               West Hollywood, CA 90069

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

    The number of common shares issued and outstanding as of March 31, 1996 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the second quarter of 1996 are at the end of this report.

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


ITEM 2.  CHANGES IN SECURITIES

    There have been no changes in the rights, preferences or privileges of any security of the Company during the second quarter of 1996 other than as the action of the State of Oregon may affect these matters.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    There has been no default on any security during the second quarter of 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the second quarter of 1996.
 .


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the second quarter of 1996 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending June 30, 1996 follow this page.

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS




                                                              June 30,
                                      December 31,      ---------------------
                                          1995           1996           1995
                                      ------------      ------         ------
                                        (Audited)            (Unaudited)

ASSETS

CURRENT ASSETS:

  Cash                                 $        -     $        -     $        -
                                       ----------     ----------     ----------

                                       $        -     $        -     $        -
                                       ----------     ----------     ----------
                                       ----------     ----------     ----------

  LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                     $   13,154     $   13,507     $   12,453

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
  50,000,000 shares authorized,
    5,481,826 issued and outstanding          548            548            548

Paid in capital                            11,651         11,651         11,651

Retained deficit                          (25,353)       (25,706)       (24,652)
                                       ----------     ----------     ----------

  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)    (13,154)       (13,507)       (12,453)
                                       ----------     ----------     ----------

                                       $        -     $        -     $        -
                                       ----------     ----------     ----------
                                       ----------     ----------     ----------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS




                                                   For the Three Months          For the Six Months
                                For the               ending June 30,              ending June 30,           October 27, 1986
                              year ending         ----------------------        --------------------        (date of inception)
                           December 31, 1995       1996            1995          1996          1995          to June 30, 1996
                           -----------------      ------          ------        ------        ------        ------------------
                               (Audited)                (Unaudited)                  (Unaudited)                 (Unaudited)

REVENUES                      $        -        $        -     $        -    $        -     $        -           $        -
                              ----------        ----------     ----------    ----------     ----------           ----------

OPERATING EXPENSES:
  General and administrative       1,197               174            300           347            599               18,308
                              ----------        ----------     ----------    ----------     ----------           ----------

Loss from operations               1,197               174            300           347            599              (18,308)

OTHER INCOME (EXPENSES)
  Interest expense                  (207)               (3)           (52)           (6)          (104)              (6,633)
  Aborted offering costs               -                 -              -             -              -              (17,066)
  Debt relief                          -                 -              -             -              -               17,051
  Penalty                              -                 -              -             -              -                 (750)
                              ----------        ----------     ----------    ----------     ----------           ----------
    TOTAL OTHER INCOME
      (EXPENSES)                    (207)               (3)           (52)           (6)          (104)              (7,398)

NET LOSS                      $   (1,404)       $     (177)    $     (352)   $     (353)    $     (703)          $  (25,706)
                              ----------        ----------     ----------    ----------     ----------           ----------
                              ----------        ----------     ----------    ----------     ----------           ----------

NET LOSS PER COMMON SHARE     $   (.0003)       $        0     $   (.0001)   $   (.0001)    $   (.0001)          $    (.005)
                              ----------        ----------     ----------    ----------     ----------           ----------
                              ----------        ----------     ----------    ----------     ----------           ----------

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING        5,481,826         5,481,826      5,481,826     5,481,826      5,481,826            5,481,826
                              ----------        ----------     ----------    ----------     ----------           ----------
                              ----------        ----------     ----------    ----------     ----------           ----------




                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                               Accumulated
                                            Common Stock                                     deficit during
                                       ----------------------                 Paid in          development
                                     Shares              Amount               Capital             stage                Total
                                    --------            --------              -------        --------------           -------

BALANCE, DECEMBER 31, 1994          5,481,826          $      548          $   11,651          $  (23,949)         $  (11,750)
                                   ----------          ----------          ----------          ----------          ----------

Net loss for year                           -                   -                   -              (1,404)             (1,404)
                                   ----------          ----------          ----------          ----------          ----------

BALANCE, DECEMBER 31, 1995          5,481,826          $      548          $   11,651          $  (25,353)         $  (13,154)
                                   ----------          ----------          ----------          ----------          ----------

Net loss for period                         -                   -                   -                (353)               (353)
                                   ----------          ----------          ----------          ----------          ----------

BALANCE, JUNE 30, 1996              5,481,826          $      548          $   11,651          $  (25,706)         $  (13,507)
                                   ----------          ----------          ----------          ----------          ----------
                                   ----------          ----------          ----------          ----------          ----------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS





                                                        For the year              For the six months
                                                     ending December 31,            ending June 30,            October 27, 1986
                                                     -------------------      --------------------------     (Date of inception)
                                                            1995               1996                1995        to June 30, 1996
                                                           ------             ------              ------     -------------------
                                                          (Audited)                   (Unaudited)                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      $   (1,404)       $     (353)         $     (703)       $  (25,706)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Common stock issued for services                              -                 -                   -                31
    Changes in operating assets and liabilities:
      Accounts payable                                        1,404               353                 703            13,507
                                                         ----------        ----------          ----------        ----------

NET CASH USED IN OPERATING ACTIVITIES                             -                 -                   -           (12,168)
                                                         ----------        ----------          ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                            -                 -                   -            12,168
                                                         ----------        ----------          ----------        ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                         -                 -                   -            12,168
                                                         ----------        ----------          ----------        ----------

NET INCREASE (DECREASE) IN CASH                                   -                 -                   -                 -


CASH, BEGINNING OF PERIOD                                         -                 -                   -                 -
                                                         ----------        ----------          ----------        ----------

CASH, END OF PERIOD                                      $        -        $        -          $        -        $        -
                                                         ----------        ----------          ----------        ----------
                                                         ----------        ----------          ----------        ----------

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