Form 10-Q
period 1996-09-30
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549



                                     FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

    The number of common shares issued and outstanding as of June 30, 1996 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the third quarter of 1996 are at the end of this report.

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

ITEM 2.  CHANGES IN SECURITIES

    There have been no changes in the rights, preferences or privileges of any security of the Company during the third quarter of 1996 other than as the action of the State of Oregon may affect said matters.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    There has been no default on any security during the third quarter of 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters have been submitted to a vote of security holders during the third quarter of 1996.


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the third quarter of 1996 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending September 30, 1996 follow this page.

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS




                                                               September 30,
                                            December 31,   ---------------------
                                               1995            1996       1995
                                            ------------   ----------   --------
                                             (Audited)          (Unaudited)
    ASSETS

CURRENT ASSETS:

  Cash                                      $        -     $    -      $       -
                                            ----------     ---------   ---------

                                            $        -     $    -      $       -
                                            ----------     ---------   ---------
                                            ----------     ---------   ---------

  LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                          $ 13,154       $ 13,683    $ 12,803

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
 50,000,000 shares authorized,
 5,481,826 issued and outstanding                548            548         548

Paid in capital                               11,651         11,651      11,651

Retained deficit                             (25,353)       (25,882)    (25,002)
                                            ----------     --------    --------

   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)      (13,154)       (13,683)    (12,803)
                                            ----------     --------    --------

                                            $      -      $      -    $       -
                                            ----------     --------    --------
                                            ----------     --------    --------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS




                                                       For the Three Months      For the Nine Months
                                      For the          ending September 30,      ending September 30,         October 27, 1986
                                    year ending        ----------------------    ----------------------     (date of inception) to
                                 December 31, 1995        1996        1995         1996       1995          September 30, 1996
                                 -----------------     ---------   ----------    ---------   ----------     ---------------------
                                    (Audited)               (Unaudited)               (Unaudited)                 (Unaudited)

REVENUES                            $        -         $       -   $             $        -  $        -           $        -
                                    ----------         ----------  ----------    ----------  ----------           ----------

OPERATING EXPENSES:
  General and administrative             1,197                173         299           520         898               18,481
                                    ----------         ----------  ----------    ----------  ----------           ----------
  Loss from operations                  (1,197)              (173)       (299)         (520)       (898)             (18,481)

OTHER INCOME (EXPENSES)
  Interest expense                       (207)                 (3)        (51)           (9)       (155)              (6,636)
  Aborted offering costs                    -                   -           -             -           -              (17,066)
  Debt relief                               -                   -           -             -           -               17,051
  Penalty                                   -                   -           -             -           -                 (750)
                                    ----------         ----------  ----------    ----------  ----------           ----------
       TOTAL OTHER INCOME
        (EXPENSE)                         (207)                (3)        (51)           (9)       (155)              (7,401)
                                    ----------         ----------  ----------    ----------  ----------           ----------

NET LOSS                            $   (1,404)        $     (176) $     (350)   $     (529)   $ (1,053)          $  (25,882)
                                    ----------         ----------  ----------    ----------  ----------           ----------
                                    ----------         ----------  ----------    ----------  ----------           ----------

NET LOSS PER COMMON SHARE           $  (.0003)         $        0  $   (.0001)   $   (.0001) $   (.0002)          $    (.005)
                                    ----------         ----------  ----------    ----------  ----------           ----------
                                    ----------         ----------  ----------    ----------  ----------           ----------
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING               5,481,826          5,481,826   5,481,826     5,481,826   5,481,826            5,481,826
                                    ----------         ----------  ----------    ----------  ----------           ----------
                                    ----------         ----------  ----------    ----------  ----------           ----------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                               Accumulated
                                            Common Stock                                     deficit during
                                       ----------------------                Paid in           development
                                     Shares              Amount              Capital              stage               Total
                                    --------             ------              -------         --------------         ---------

BALANCE, DECEMBER 31, 1994          5,481,826          $      548          $   11,651          $  (23,949)         $  (11,750)
                                   ----------          ----------          ----------          ----------          ----------

Net loss for year                           -                   -                   -              (1,404)             (1,404)
                                   ----------          ----------          ----------          ----------          ----------

BALANCE, DECEMBER 31, 1995          5,481,826          $      548          $   11,651          $  (25,353)         $  (13,154)
                                   ----------          ----------          ----------          ----------          ----------

Net loss for period                         -                   -                   -                (529)               (529)
                                   ----------          ----------          ----------          ----------          ----------

BALANCE, SEPTEMBER 30, 1996         5,481,826          $      548          $   11,651          $  (25,882)         $  (13,683)
                                   ----------          ----------          ----------          ----------          ----------
                                   ----------          ----------          ----------          ----------          ----------

                            XANTHIC ENTERPRISES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS




                                                            For the year          For the nine months
                                                         ending December 31,      ending September 30,          October 27, 1986
                                                         -------------------      --------------------      (Date of inception) to
                                                                1995               1996        1995           September 30, 1996
                                                               ------             ------     --------       ----------------------
                                                              (Audited)               (Unaudited)                (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                           $ (1,404)           $ (529)    $ (1,053)            $(25,882)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Common stock issued for services                               -                 -            -                   31
      Changes in operating assets and liabilities:
        Accounts payable                                         1,404               529        1,053               13,683
                                                              --------            ------     --------             --------

NET CASH USED IN OPERATING ACTIVITIES                                -                 -            -              (12,168)
                                                              --------            ------     --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of common stock                                              -                  -            -               12,168
                                                              --------            ------     --------             --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           -                  -            -               12,168
                                                              --------            ------     --------             --------

NET INCREASE (DECREASE) IN CASH                                     -                  -            -                    -

CASH, BEGINNING OF PERIOD                                           -                  -            -                    -
                                                              --------            ------     --------             --------

CASH, END OF PERIOD                                           $      -            $    -     $      -                    -
                                                              --------            ------     --------             --------
                                                              --------            ------     --------             --------


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