Form 10-K
period 1996-12-31
XANTHIC ENTERPRISES INC
filed 1997-04-03
CIK 824430

                                UNITED STATES

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


                                  FORM 10-K


             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

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

As of December 31, 1996 there were 5,481,826 shares of Common Stock outstanding.

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

    (4) Administrative Offices. The Company maintains its executive offices at 8833 Sunset Blvd., West Hollywood, CA 90069 pursuant to an oral lease agreement with David G. Lilly, a shareholder of the Company on a month to month basis. No rent is paid for this office at this time.

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

    No matters were submitted to the shareholders during the year 1996.


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Attached are audited financial statements for the Company as of December 31, 1996.

                          XANTHIC ENTERPRISES, INC.

                        (A DEVELOPMENT STAGE COMPANY)

                             FINANCIAL STATEMENTS

                          DECEMBER 31, 1996 AND 1995

                                   CONTENTS





                                                                           PAGE
                                                                           ----

AUDITOR'S REVIEW REPORT. . . . . . . . . . . . . . . . . . . . . . . . . . .  6

FINANCIAL STATEMENTS:

  BALANCE SHEET. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7

  STATEMENTS OF OPERATION. . . . . . . . . . . . . . . . . . . . . . . . . .  8

  STATEMENT OF STOCKHOLDERS' EQUITY. . . . . . . . . . . . . . . . . . . . .  9

  STATEMENTS OF CASH FLOWS . . . . . . . . . . . . . . . . . . . . . . . . . 10

  NOTES TO FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . .  11-12

TO THE BOARD OF DIRECTORS AND
STOCKHOLDERS OF XANTHIC ENTERPRISES, INC.:

We have audited the accompanying balance sheets of Xanthic Enterprises, Inc. (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period from October 27, 1986 (inception), to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xanthic Enterprises, Inc. as of December 31, 1996, and 1995, and the results of its operations and cash flows for the years then ended and from October 27, 1986 (inception), to December 31, 1996 in conformity with generally accepted accounting principles.





Harlan & Boettger, CPA's
San Diego, California
February 24, 1997

                               XANTHIC ENTERPRISES, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS


                                                           December 31,
                                                  ------------------------------
                                                     1996                1995
                                                  ----------          ----------
ASSETS

CURRENT ASSETS:
  Cash                                            $        -          $        -
                                                  ----------          ----------
                                                  ----------          ----------

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                $   13,859         $   13,154
                                                  ----------         ----------

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.0001 par value, 50,000,000
   shares authorized, 5,481,826 shares
   issued and outstanding                                548                548

  Additional paid in capital                          11,651             11,651

  Deficit accumulated during the development
   stage                                             (26,058)           (22,320)
                                                  ----------         ----------

      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (13,850)           (13,154)
                                                  ----------         ----------

                                                  $        -         $        -
                                                  ----------         ----------
                                                  ----------         ----------


   The accompanying notes are an integral part of these financial statements.

                          XANTHIC ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF OPERATIONS

                                                              October 27, 1986
                                     For the year ended        (Inception) to
                                        December 31,          December 31, 1996
                                 --------------------------   -----------------
                                    1996            1995
                                 ----------      ----------

REVENUES                         $        -      $        -          $        -

                                 ----------      ----------          ----------

OPERATING EXPENSES
  General and administrative            693           1,197              18,654
                                 ----------      ----------          ----------

LOSS FROM OPERATIONS                   (693)         (1,197)            (18,654)

OTHER INCOME (EXPENSES)
  Interest expense                      (12)           (207)             (6,639)
  Aborted offering costs                  -               -             (17,066)
  Debt relief                             -               -              17,051
  Penalty                                 -               -                (750)
                                 ----------      ----------          ----------

   TOTAL OTHER INCOME (EXPENSES)        (12)           (207)             (7,404)
                                 ----------      ----------          ----------

NET LOSS                         $     (705)     $   (1,404)         $  (26,058)
                                 ----------      ----------          ----------
                                 ----------      ----------          ----------

NET LOSS PER COMMON SHARE        $   (.0001)     $   (.0003)         $    (.005)
                                 ----------      ----------          ----------
                                 ----------      ----------          ----------

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING               5,481,826       5,481,826           5,481,826
                                 ----------      ----------          ----------
                                 ----------      ----------          ----------




   The accompanying notes are an integral part of these financial statements.

                          XANTHIC ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                        Common Stock                      Accumulated
                                    --------------------    Paid in     deficit during
                                    Shares        Amount    Capital    development stage    Total
                                    ------        ------    -------    -----------------    -----
BALANCE, DECEMBER 31, 1994         5,481,826     $   548    $11,651        $ (23,949)     $(11,750)
                                   ---------     -------    -------        ---------      --------

Net loss for year                          -           -          -           (1,404)       (1,404)
                                   ---------     -------    -------        ---------      --------

BALANCE, DECEMBER 31, 1995         5,481,826     $   548    $11,651        $ (25,353)     $(13,154)
                                   ---------     -------    -------        ---------      --------

Net loss for year                          -           -          -             (705)         (705)
                                   ---------     -------    -------        ---------      --------

BALANCE, DECEMBER 31, 1996         5,481,826     $   548    $11,651        $(26,058)     $ (13,859)
                                   ---------     -------    -------        ---------      --------
                                   ---------     -------    -------        ---------      --------




   The accompanying notes are an integral part of these financial statements.

                          XANTHIC ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS

                                                                                   October 27, 1986
                                                            For the year ended      (Inception) to
                                                               December 31,        December 31, 1996
                                                            -------------------    -----------------
                                                              1996       1995
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                $   (705)  $ (1,404)       $ (26,058)
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Common stock issued for services                          -          -               31
         Changes in operating assets and liabilities:
             Accounts payable                                    705      1,404           13,859
                                                            --------   --------        ---------

NET CASH USED IN (ABSORBED BY) OPERATING ACTIVITITES               -          -          (12,168)
                                                            --------   --------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of common stock                                           -          -           12,168
                                                            --------   --------        ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          -          -           12,168
                                                            --------   --------        ---------

NET INCREASE (DECREASE) IN CASH                                    -          -                -

CASH, BEGINNING OF PERIOD                                          -          -                -
                                                            --------   --------        ---------

CASH, END OF PERIOD                                         $      -   $      -        $       -
                                                            --------   --------        ---------
                                                            --------   --------        ---------


   The accompanying notes are an integral part of these financial statements.

                          XANTHIC ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1996




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

B.  ACCOUNTS PAYABLE:

    Accounts payable at December 31, 1996 represents amounts due the Company's stock transfer agency, AST and $750 payable to the state of Oregon (See Note D).

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

                          XANTHIC ENTERPRISES, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                              DECEMBER 31, 1996
                                 (CONTINUED)


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

    On April 2, 1992 the State or Oregon issued a final order to cease and desist violating any provision of Oregon Securities Law. Xanthic was denied the use of any statutory exemption provided in ORS 59.022 and ORS 59.035. Xanthic was assessed a civil penalty of $750.00 for violating ORS 59.055 and ORS 59.132(2). Directors Mark Lilly and Glenn DeCicco were ordered to cease and desist violating any provision of ORS Chapter 59. Neither the Company nor the Directors appealed.

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

1996.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    There is no disagreement with any prior accountant.



                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Mark A. Lilly, President and a Director. Mr. Lilly, age 33, has been President of Xanthic since inception. During 1988 he was President of Nin Hao Enterprises, Inc., a Colorado corporation. NinHo Enterprises is no longer active. Mr. Lilly was an Assistant Health Planner for the Alameda Health Consortium from February 1987 to May, 1988. Since May, 1988 Mr. Lilly has been self employed as a free lance computer programer.

    Glenn DeCicco, Vice-President, Secretary and a Director. Mr. DeCicco, age 36, was a Senior Vice President of Nin Hao Enterprises during 1988 and was President of Land and Water Real Estate Company, an inactive development stage real estate consultation company formed in 1987. Land and Water Real Estate Company has no assets, income or employees.

    John D. Lilly, Vice-President and a Director. Mr. Lilly, age 30, has been a freelance software consultant and technical writer since 1994.

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
 .                Suite 200
                 W. Hollywood, CA 90069

                 David G. Lilly             1,000,000                     18.2
                 8833 Sunset Blvd.
                 Suite 200
                 West Hollywood, CA 90069

    *The total number of shares owned by officers and directors is 2,534,500.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not Applicable.

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES.

    The Company incorporates by reference the exhibits filed with its registration statement and the amendments thereto. There have been no 8-K filings during the past year. Under Item 8 are attached audited financial statements for the Company as of December 31, 1996.


                                  SIGNATURE


In accordance with Section 12 of the Securities Exchange Act of 1934, this registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


XANTHIC ENTERPRISES, INC.



Dated:   4/2/97
       ---------------------------------------------------------------


By:     /s/ Mark A. Lilly
       ---------------------------------------------------------------
        Mark A. Lilly, President, Director and Chief Financial Officer


Dated:  4/2/97
       ---------------------------------------------------------------


By:     /s/ Glenn DeCicco
       ---------------------------------------------------------------
        Glenn DeCicco, Vice-President and Director