Form 10-Q
period 1997-03-31
XANTHIC ENTERPRISES INC
filed 1997-05-05
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549



                                      FORM 10-Q



               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

    The Company's Form 10-K for the fiscal year ended December 31, 1996 was filed late.

    The number of common shares issued and outstanding as of December 31, 1996 was 5,481,826.

    This report form is not filed as a transitional format.


                            PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the first quarter of 1997 are at the end of this report.

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

    On April 2, 1992 the State of Oregon issued a final order to cease and desist violating any provision of Oregon Securities Law. Xanthic was denied the use of any statutory exemption provided in ORS 59.022 and ORS 59.035. Xanthic was assessed three civil penalties of $ 750.00 each for violating ORS
59.055 and ORS 59.132(2). Directors Mark Lilly and Glenn DeCicco were ordered to cease and desist violating any provision of ORS Chapter 59. Neither the Company nor the Directors appealed.

    The Company has been advised that the effect of the Oregon ruling was to invalidate the issuance and distribution of the registered shares and warrants to residents of Oregon until such time as said securities are registered pursuant to the provisions of the Oregon Securities Law. According to the records of the transfer agent, the number of shareholders with Oregon addresses is 645. According to these records the shareholders with Oregon addresses own 108,331 common shares of the Company. The 108,331 shares represent approximately 1.9% of the issued and outstanding shares of the Company.


ITEM 2.  CHANGES IN SECURITIES

    There have been no changes in the rights, preferences or privileges of any security of the Company during the first quarter of 1997 other than as the action of the State of Oregon may affect these matters.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    There has been no default on any security during the first quarter of 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters have been submitted to a vote of security holders during the first quarter of 1997.


ITEM 5.  OTHER INFORMATION

    N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    During the first quarter of 1997 the Company filed no reports on Form 8-K.


FINANCIAL STATEMENTS.

    The Company's unaudited financial statements for the period ending March 31, 1997 follow this page.

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS


                                                                  March 31,
                                          December 31,       ------------------
                                             1996              1997      1996
                                          ------------       --------  --------
                                           (Audited)            (Unaudited)

    ASSETS

CURRENT ASSETS:

 Cash                                      $      -         $      -  $      -
                                           --------         --------  --------
                                           $      -         $      -  $      -
                                           --------         --------  --------
                                           --------         --------  --------
 LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                       $ 13,859         $ 43,659  $ 13,330

STOCKHOLDERS' EQUITY

Common stock - $.0001 par,
 50,000,000 shares authorized, 5,481,826
  issued and outstanding                        548              548       548

Paid in capital                              11,651           11,651    11,651

Retained deficit                            (26,058)         (55,858)  (25,529)
                                           --------         --------  --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        (13,859)         (43,659)  (13,330)
                                           --------         --------  --------
                                           $      -         $      -  $      -
                                           --------         --------  --------
                                           --------         --------  --------

                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF OPERATIONS





                                         For The Year           For The Three Month
                                      ending December 31,          ending March 31,        October 27, 1986
                                      -------------------      -----------------------    (Date of inception)
                                             1996               1997          1996         to March 31, 1997
                                           --------            -------      ---------     ------------------
                                           (Audited)               (Unaudited)                (Unaudited)

REVENUES                                $        -         $        -     $        -          $        -
                                        ----------         ----------     ----------          ----------

OPERATING EXPENSES:
 General and administrative                    693             29,800            173              48,454
                                        ----------         ----------     ----------          ----------

Loss from operations                         (693)            (29,800)          (173)            (48,454)

OTHER INCOME (EXPENSES)
 Interest expense                             (12)                  -             (3)             (6,639)
 Aborted offering costs                          -                  -              -             (17,066)
 Debt relief                                     -                  -              -              17,051
 Penalty                                         -                  -              -                (750)
                                        ----------         ----------     ----------          ----------

TOTAL OTHER INCOME (EXPENSE)                   (12)                 -             (3)             (7,404)
                                        ----------         ----------     ----------          ----------

NET LOSS                                $     (705)        $  (29,800)    $     (176)         $  (55,858)
                                        ----------         ----------     ----------          ----------
                                        ----------         ----------     ----------          ----------

NET LOSS PER COMMON SHARE               $   (.0001)          $  (.005)    $        0          $     (.01)
                                        ----------         ----------     ----------          ----------
                                        ----------         ----------     ----------          ----------

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                             5,481,826          5,481,826      5,481,826           5,481,826
                                        ----------         ----------     ----------          ----------
                                        ----------         ----------     ----------          ----------



                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                               Accumulated
                                          Common Stock                        deficit during
                                   ------------------------        Paid in     development
                                     Shares         Amount         Capital        stage           Total
                                   ----------      --------        -------      ----------       --------


BALANCE, DECEMBER 31, 1995         5,481,826      $    548        $11,651      $  (25,353)      $(13,154)
                                   ---------      ---------       --------     ----------       --------

Net loss for year                          -             -              -            (705)          (705)
                                   ---------      ---------       --------     ----------       --------

BALANCE, DECEMBER 31, 1996         5,481,826      $    548        $11,651      $  (26,058)      $(13,859)
                                   ---------      ---------       --------     ----------       --------

Net loss for period                        -             -              -         (29,800)       (29,800)
                                   ---------      ---------       --------     ----------       --------

BALANCE, MARCH 31, 1997            5,481,826      $    548        $11,651      $  (55,858)      $(43,659)
                                   ---------      ---------       --------     ----------       --------
                                   ---------      ---------       --------     ----------       --------


                              XANTHIC ENTERPRISES, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENT OF CASH FLOWS



                                                 For the year      For the three months
                                              ending December 31,    ending March 31,      October 27, 1986
                                              ------------------   --------------------   (Date of inception)
                                                     1996            1997       1996       to March 31, 1997
                                                    ------          ------     ------      -----------------
                                                  (Audited)            (Unaudited)             (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                  $ (705)        $(29,800)    $(176)           $(55,858)
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Common stock issued for services                      -               -         -                  31
    Changes in operating assets and liabilities:
         Accounts payable                              705           29,800       176              43,659
                                                    -------        --------     -----            --------

NET CASH USED IN OPERATING ACTIVITIES                     -               -         -             (12,168)
                                                    -------        --------     -----            --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Sale of common stock                                     -               -         -              12,168
                                                    -------        --------     -----            --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 -               -         -              12,168
                                                    -------        --------     -----            --------
NET INCREASE (DECREASE) IN CASH                           -               -         -                   -

CASH, BEGINNING OF PERIOD                                 -               -         -                   -
                                                    -------        --------     -----            --------
CASH, END OF PERIOD                                 $     -        $      -     $   -            $      -
                                                    -------        --------     -----            --------
                                                    -------        --------     -----            --------


                                      SIGNATURE


    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


XANTHIC ENTERPRISES, INC.



Dated:        5/5/97
       --------------------------------------------------------




By:           /s/ Mark A. Lilly
      -------------------------------------------------------------------------
    Mark A. Lilly, President and Chief Financial Officer