Form 10-Q
period 1997-06-30
XANTHIC ENTERPRISES INC
filed 1997-08-13
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                              XANTHIC ENTERPRISES, INC.


                          COMMISSION FILE NO. 33-17966-LA

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

            PART I - FINANCIAL INFORMATION

            ITEM 1. FINANCIAL STATEMENTS.

                The Company's unaudited financial
                statements for the second quarter of 1997 are
                 at the end of this report.

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

                       PART II - OTHER INFORMATION

              ITEM 1.  LEGAL PROCEEDINGS

                         On November 2, 1991 the State of Oregon
                    issued a cease and desist order ordering the Company to cease and desist issuing unregistered securities in the State of Oregon. The proceeding was based on the distribution of shares and warrants to Oregon shareholders (registered by way of an S-18 registration statement) pursuant to the agreement for such distribution between the Company and Automated Services,Inc.

                         On April 4, 1992 the State of Oregon
                    issued a final order to cease and desist violating any provision of Oregon Securities Law. Xanthic was denied the use of any statutory exemption provided in ORS 59.022 and ORS 59.035. Xanthic was assessed three civil penalties of $ 750.00 each for violating ORS 59.055 and ORS 59.132(2). Directors Mark Lilly and Glenn DeCicco were ordered to cease and desist violating any provision of ORS Chapter 59. Neither the Company nor the Directors appealed.

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

                    ITEM 2.  CHANGES IN SECURITIES

                         There have been no changes in the
                    rights, preferences or privileges of any security of the Company during the second quarter of 1997 other than the action of the State of Oregon may affect these matters.

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                         There has been no default on any
                    security during the second quarter of 1997.

                    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS

                         No matters have been submitted to a vote
                    of security holders during the second quarter of 1997.

                    ITEM 5.  OTHER INFORMATION

                         N/A

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                         During the second quarter of 1997 the
                    Company filed one report on Form 8-K.


                    FINANCIAL STATEMENTS.

                         The Company's unaudited financial
                    statements for the period ending June 30, 1997 follow this page.

                         XANTHIC ENTERPRISES, INC.
                       (A development stage company)
                             BALANCE SHEETS

                              December 31,                June 30,
                                 1996                 1997        1996
                               (Audited)                 (Unaudited)
  ASSETS

      CURRENT ASSETS:

            Cash             $       -             $      -    $       -
                             _________             ________    _________

                             $       -             $      -    $       -
                             ==========            ========    =========

      LIABILITIES AND
       STOCKHOLDERS'
        EQUITY (DEFICIT)

      CURRENT LIABILITIES:
       Accounts payable         $13,859        $75,368          $13,507
       Shareholder loan               -          2,000                -

      TOTAL CURRENT
       LIABILITIES               13,859         77,368           13,507

      STOCKHOLDERS' EQUITY
       Common Stock - $.0001 par,
       50,000,000 shares
       authorized, 5,481,826
        issued and outstanding       548            548             548

        Paid in capital           11,651         11,651          11,651

        Retained deficit         (26,058)       (89,567)        (25,706)
                                 ________        _______        ________
         TOTAL STOCKHOLDERS'
          EQUITY (DEFICIT)       (13,859)       (77,368)        (13,507)

                                  $     -       $     -          $     -
                                  =======       ========         =======

         /TABLE

                        XANTHIC ENTERPRISES, INC.
                      (A development stage company)
                         STATEMENT OF OPERATIONS

              For the     For the           For the         October 27, 1996
              Year        Three Months      Six Months    (Date of inception)
              Ending      Ending 6/30       Ending 6/30     to June 30, 1997
              12/31/96    1997     1996     1997     1996
              (Audited)   (Unaudited)       (Unaudited)       (Unaudited)

REVENUES       $    -    $    -    $    -    $    -  $    -    $    -
               ______    ______   ______    ______  ______    ______

OPERATING
EXPENSES:
 General and
 administrative   693     33,709      174     63,509     347    82,163
                _____     ______     _____    ______    ____    ______

LOSS FROM
 OPERATIONS      (693)   (33,709)    (174)   (63,509)    (347) (82,163)

OTHER INCOME
(EXPENSES)
 Interest exp.    (12)         -       (3)         -       (6)  (6,639)
 Aborted offering
     costs          -          -        -          -        -  (17,066)
 Debt relief        -          -        -          -        -   17,051
 Penalty            -          -        -          -        -     (750)
                _____       ____     ____       ____      ___   ______

 TOTAL OTHER
   INCOME
   (EXPENSES)    (12)          -       (3)          -      (6)  (7,404)
                ____        ____     ____       _____    ____    _____

NET LOSS     $  (705)    (33,709)    (177)    (63,509)   (353) (89,567)
              ======      ======      ===      ======     ===   ======

NET LOSS PER
 COMMON SHARE (.0001)      (.006)       0        (.01)  (.0001)   (.02)
              ======      ======      ===      ======    =====  ======

WEIGHTED
 AVERAGE
 NUMBER OF
 SHARES
 OUTSTANDING 5,481,826  5,481,826 5,481,826  5,481,826 5,481,826 5,481,826


/TABLE

                        XANTHIC ENTERPRISES, INC.
                       (A development stage company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                        Accumulated
                                                        deficit during
                     Common     Stock       Paid in     development
                     Shares     Amount      Capital     stage         Total

BALANCE,
 DECEMBER 31, 1995  5,481,826   $ 548     $ 11,651    $ (25,353)     $ (13,154)
                    ---------    ----       ------       -------        -------
Net loss for year           -       -            -         (705)          (705)
                    ---------    ----       ------       -------        -------

BALANCE,
 DECEMBER 31, 1996  5,481,826   $ 548     $ 11,651     $ (26,058)    $ (13,859)
                    ---------    ----       ------       --------     --------

Net loss for period         -       -            -       (63,509)      (63,509)
                    ---------    ----       ------       --------      --------

BALANCE,
 JUNE 30, 1997      5,481,826  $  548     $ 11,651     $ (89,567)    $  (77,368)
                    =========    ====       ======       ========       ========




/TABLE

                        XANTHIC ENTERPRISES, INC.
                      (A development stage company)
                         STATEMENT OF CASH FLOWS

                  For the year        For the six months     October 27, 1986
                  ending December     ending June 30,        (Date of inception)
                    31,  1996         1997        1996       to June 30, 1997
                    (Audited)           (Unaudited)             (Unaudited)

CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net income (loss)   $(705)         $(63,509)  $ (353)        $(89,567)
 Adjustments to
   reconcile net
   income to net
   cash provided
   by (used in)
   operating activities:
    Common stock issued
     for services         -                  -        -              31
    Changes in operating
     assets and liabilities:
    Accounts payable    705             61,509      353          75,368
                        ---             ------      ---          ------

NET CASH USED
 IN OPERATING
 ACTIVITIES               -            (2,000)        -         (14,168)
                        ---            -------      ---          ------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Sale of
   common stock          -                  -         -          12,168
  Shareholder loan       -              2,000         -           2,000

NET CASH PROVIDED
 BY FINANCING
   ACTIVITIES            -              2,000         -          14,168

NET INCREASE
 (DECREASE) IN CASH      -                 -          -               -

CASH, BEGINNING
 OF PERIOD               -                 -          -               -
                      ----         ----  ----      ----           ------

CASH, END
 OF PERIOD          $    -         $  -  $  -      $  -                -
                     =====          ===   ===       ===           ======


                                           SIGNATURE

                           In accordance with Section 13 or
                    15(d) of the Securities Exchange Act of
                    1934, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    XANTHIC ENTERPRISES, INC.


                    Dated:        8/04/97
                                  -------



                        By:   /s/ Mark A. Lilly
                              ---------------------------------
                              Mark A. Lilly, President, Director
                              and Chief Financial Officer