Form 10-Q
period 1997-09-30
XANTHIC ENTERPRISES INC
filed 1997-10-16
CIK 824430

                       U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-Q

                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED SEPT. 30, 1997


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

            PART I - FINANCIAL INFORMATION

            ITEM 1. FINANCIAL STATEMENTS.

                The Company's unaudited financial
                statements for the third quarter of 1997 are
                 at the end of this report.

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

                    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                         There has been no default on any
                    security during the third quarter of 1997.

                    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS

                         No matters have been submitted to a vote
                    of security holders during the third quarter of 1997.

                    ITEM 5.  OTHER INFORMATION

                         N/A

                    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                         During the third quarter of 1997 the
                    Company filed one report on Form 8-K.


                    FINANCIAL STATEMENTS.

                         The Company's unaudited financial
                    statements for the period ending Sept. 30, 1997 follow this page.

                         XANTHIC ENTERPRISES, INC.
                       (A development stage company)
                             BALANCE SHEETS

                              December 31,                Sept. 30,
                                 1996                 1997        1996
                               (Audited)                 (Unaudited)
  ASSETS

      CURRENT ASSETS:

            Cash             $       -             $      -    $       -
                             _________             ________    _________

                             $       -             $      -    $       -
                             ==========            ========    =========

      LIABILITIES AND
       STOCKHOLDERS'
        EQUITY (DEFICIT)

      CURRENT LIABILITIES:
       Accounts payable         $13,859        $75,368          $13,683
       Shareholder loan               -          2,000                -

      TOTAL CURRENT
       LIABILITIES               13,859         77,368           13,683

      STOCKHOLDERS' EQUITY
       Common Stock - $.0001 par,
       50,000,000 shares
       authorized, 5,481,826
        issued and outstanding       548            548             548

        Paid in capital           11,651         11,651          11,651

        Retained deficit         (26,058)       (89,567)        (25,882)
                                 ________        _______        ________
         TOTAL STOCKHOLDERS'
          EQUITY (DEFICIT)       (13,859)       (77,368)        (13,663)

                                  $     -       $     -          $     -
                                  =======       ========         =======

         /TABLE

                        XANTHIC ENTERPRISES, INC.
                      (A development stage company)
                         STATEMENT OF OPERATIONS

              For the     For the           For the         October 27, 1996
              Year        Three Months      Nine Months    (Date of inception)
              Ending      Ending 9/30       Ending 9/30     to Sept. 30, 1997
              12/31/96    1997     1996     1997     1996
              (Audited)   (Unaudited)       (Unaudited)       (Unaudited)

REVENUES       $    -    $    -    $    -    $    -  $    -    $    -
               ______    ______    ______    ______    _____    ______

OPERATING
EXPENSES:
 General and
 administrative   693     33,709      173     63,509     520    82,163
                _____     ______     _____    ______    ____    ______

LOSS FROM
 OPERATIONS      (693)   (33,709)    (173)   (63,509)    (520) (82,163)

OTHER INCOME
(EXPENSES)
 Interest exp.    (12)         -       (3)         -       (9)  (6,639)
 Aborted offering
     costs          -          -        -          -        -  (17,066)
 Debt relief        -          -        -          -        -   17,051
 Penalty            -          -        -          -        -     (750)
                _____       ____     ____       ____      ___   ______

 TOTAL OTHER
   INCOME
   (EXPENSES)    (12)          -       (3)          -      (9)  (7,404)
                ____        ____     ____       _____    ____    _____

NET LOSS     $  (705)    (33,709)    (177)    (63,509)   (529) (89,567)
              ======      ======      ===      ======     ===   ======

NET LOSS PER
 COMMON SHARE (.0001)      (.006)       0        (.01)  (.0001)   (.02)
              ======      ======      ===      ======    =====  ======

WEIGHTED
 AVERAGE
 NUMBER OF
 SHARES
 OUTSTANDING 5,481,826  5,481,826 5,481,826  5,481,826 5,481,826 5,481,826


/TABLE

                        XANTHIC ENTERPRISES, INC.
                       (A development stage company)
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                        Accumulated
                                                        deficit during
                     Common     Stock       Paid in     development
                     Shares     Amount      Capital     stage         Total

BALANCE,
 DECEMBER 31, 1995  5,481,826   $ 548     $ 11,651    $ (25,353)     $ (13,154)
                    ---------    ----       ------       -------        -------
Net loss for year           -       -            -         (705)          (705)
                    ---------    ----       ------       -------        -------

BALANCE,
 DECEMBER 31, 1996  5,481,826   $ 548     $ 11,651     $ (26,058)    $ (13,859)
                    ---------    ----       ------       --------     --------

Net loss for period         -       -            -       (63,509)      (63,509)
                    ---------    ----       ------       --------      --------

BALANCE,
 SEPT 30, 1997      5,481,826  $  548     $ 11,651     $ (89,567)    $  (77,368)
                    =========    ====       ======       ========       ========




/TABLE

                        XANTHIC ENTERPRISES, INC.
                      (A development stage company)
                         STATEMENT OF CASH FLOWS

                  For the year        For the six months     October 27, 1986
                  ending December     ending Sept. 30,       (Date of inception)
                    31,  1996         1997        1996       to Sept. 30, 1997
                    (Audited)           (Unaudited)             (Unaudited)

CASH FLOWS FROM
 OPERATING ACTIVITIES
  Net income (loss)   $(705)         $(63,509)  $ (529)        $(89,567)
 Adjustments to
   reconcile net
   income to net
   cash provided
   by (used in)
   operating activities:
    Common stock issued
     for services         -                  -        -              31
    Changes in operating
     assets and liabilities:
    Accounts payable    705             61,509      529          75,368
                        ---             ------      ---          ------

NET CASH USED
 IN OPERATING
 ACTIVITIES               -            (2,000)        -         (14,168)
                        ---            -------      ---          ------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Sale of
   common stock          -                  -         -          12,168
  Shareholder loan       -              2,000         -           2,000

NET CASH PROVIDED
 BY FINANCING
   ACTIVITIES            -              2,000         -          14,168

NET INCREASE
 (DECREASE) IN CASH      -                 -          -               -

CASH, BEGINNING
 OF PERIOD               -                 -          -               -
                      ----         ----  ----      ----           ------

CASH, END
 OF PERIOD          $    -         $  -  $  -      $  -                -
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


                    Dated:        10/11/97
                                  -------



                        By:   /s/ Mark A. Lilly
                              ---------------------------------
                              Mark A. Lilly, President, Director
                              and Chief Financial Officer