Form 10-Q/A
period 1997-09-30
XANTHIC ENTERPRISES INC
filed 1998-01-22
CIK 824430

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


                    Dated:        01/22/98
                                  -------



                        By:   /s/ Mark A. Lilly
                              ---------------------------------
                              Mark A. Lilly, President, Director
                              and Chief Financial Officer



[TYPE]              EX-27
[DESCRIPTION]       ART 5 FINANCIAL DATA SCHEDULE
                    FOR THIRD QUARTER 1997 10-Q

[LEGEND]     THE SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
EXTRACTED FROM THE CORPORATIONS FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1997, AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

[MULTIPLIER]                              0
[S]                    [C]
[PERIOD-TYPE]                             3 MOS
[FISCAL-YEAR-END]                         DEC-31-1996
[PERIOD-END]                              SEP-30-1997
[CASH]                                    0
[SECURITIES]                              0
[RECEIVABLES]                             0
[ALLOWANCES]                              0
[INVENTORY]                               0
<CURRENT ASSETS>                          0
[PP&E]                                    0
[DEPRECIATION]                            0
<TOTAL ASSETS>                            0
<CURRENT LIABILITIES>                     77,368
[BONDS]                                   0
[PREFERRED-MANDATORY]                     0
[PREFERRED]                               0
[COMMON]                                  5,481,826
<OTHER SE>                                0
[TOTAL-LIABILITY-AND-EQUITY]              (77,368)
[SALES]                                   0
<TOTAL REVENUES>                          0
[CGS]                                     0
<TOTAL COSTS>                             (63,509)
<OTHER EXPENSES>                          0
<LOSS PROVISION>                          0
<INTEREST EXPENSE>                        ()
<INCOME PRETAX>
[INCOME-TAX]                              0
<INCOME CONTINUING>                       0
[DISCONTINUED]                            0
[EXTRAORDINARY]                           0
[CHANGES]                                 0
<NET INCOME>                              0
[EPS-PRIMARY]                             0
[EPS-DILUTED]                             0