Form 10-K
period 1997-12-31
INTERNATIONAL WOOD CORP
filed 2000-10-06
CIK 824430

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1997

Commission File No. 33-17966-LA

Xanthic Enterprises, Inc.

A Colorado Corporation  EIN: 94-3030021

8833 Sunset Blvd., Suite 200
West Hollywood, Calif. 90069 (310-289-4947)

Securities to be registered under Section 12(g) of the Act:

$ 0.0001 Par Value Common Shares

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes     No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

State the aggregate market value of the voting stock held by non affiliates of the Registrant: There is no current market for the Registrant's common stock.

The number of shares outstanding of the Registrant's $0.0001 par value common stock, its only class of equity securities as of December 31, 1997 was 2,574,201 shares.


PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(1) Xanthic Enterprises, Inc. was incorporated in Colorado October 27, 1986 and has not yet commenced operations. The primary activity has been to seek a merger partner. On
December 20, 1997 the Company executed an exchange agreement with the shareholders of Norwest, S.A. providing for the exchange of all the issued and outstanding shares of Norwest for 20,000,000 shares of stock of the Company after a 2.5 to 1 reverse split. Norwest is a Brazilian Corporation engaged in forestry management and the export of tropical hardwoods. The exchange will result in a change of control and is subject to shareholder approval.

The shareholders of Norwest have provided the Company with an audited balance sheet as of October 31, 1997 which shows total assets of R$ 121,803,670.00. The audited statement was prepared on the basis of Brazilian Accounting Rules which permits the assets to be reported at fair market value. According to the Federal Reserve Bank of New York one Brazilian Real (R$) was equal to $.8984 on December 15, 1997. On this basis the fair market value of the Norwest assets would be about $109,428,418. The majority of the assets consist of land and timber in the Amazon basin of Brazil, sawmills and related vehicles and equipment. The timber consists of various varieties of tropical hardwoods including Mahogany, Cedar and Teak.


     PRIMARY SOURCES OF REVENUE, PAST 3 FISCAL YEARS

     During FY 1995, FY 1996 and FY 1997, we had no operating revenues.


ITEM 2.    PROPERTIES.

   We lease our executive office space at 8833 Sunset Blvd.
# 200, West Hollywood, California 90069 at a nominal cost on a month to month basis

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

   The Company has been advised that the effect of the Oregon ruling was to invalidate the issuance and distribution of the registered shares and warrants to residents of Oregon until such time as said securities are registered pursuant to the provisions of the Oregon Securities Law. The Company has no plans to register such securities in Oregon.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

  No matters were submitted to the shareholders during the fiscal year ending December 31, 1997.


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS.

  (a) There is no established public trading market for our common shares We are developing a strategic plan to apply for trading on NASDAQ in the near future.

  (b) The approximate number of holders of common stock at 12/31/1997 is 1,000.

  (c) The Company has paid no cash dividends on its common stock in the past two fiscal years.


ITEM 6.   SELECTED FINANCIAL DATA.

  Selected financial information is provided for the past 3 fiscal years.

                               FY 1995          FY 1996          FY 1997

Net Sales                            0                0                0

Income (Loss)
From Continuing Operations          (0)               (0)           (0.63)
Income (Loss)/Share               (0.0)             (0.0)           (0.02)
Total Assets                         0                 0                0
Long Term Obligations                0                 0                0
Cash Dividends/Share                 0                 0                0




ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

  The Company is a development stage company and has had no revenue to date.It has no capital resources.

RESULTS OF OPERATIONS

 The Company has had no operations and no revenue to date.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached are audited financial statements for the Company For the Years ended December 31, 1996 and 1997.



















Xanthic Enterprises, Inc.

Financial Statements and

Independent Accountants' Report

For the Years Ended
December 31, 1997 and 1996



      INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
and Stockholders of
Xanthic Enterprises, Inc.

We have audited the accompanying balance sheet of Xanthic Enterprises, Inc. (a development stage company) as of December 31, 1997, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Xanthic Enterprises, Inc. as of December 31, 1996 were audited by other auditors whose report dated February 24, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xanthic Enterprises, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principals.


/s/
Holyfield Associates, PA
West Palm Beach, Florida
August 29, 2000











XANTHIC ENTERPRISES, INC.
(A development stage company)

BALANCE SHEET
as of December 31, 1997 and January 31, 1996

ASSETS                                            January 31,
                                             1997           1996
CURRENT ASSETS:

Cash and cash equivalents                  $    0          $    0
                                       ----------       ---------

TOTAL ASSETS                               $    0          $    0
                                       ==========      ==========
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable                           75,368          13,859
Shareholder loan                            2,000               0
                                         --------         -------
Total current liabilities                  77,368          13,859
                                         --------       ---------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.0001 par value-
  Authorized shares - 50,000,000
  Issued and outstanding shares
  of 2,574,201                                257             217
Additional paid-in capital                 12,042          11,982
Deficit accumulated during the
  development stage                       (89,667)        (26,058)
                                       ----------       ---------
Total stockholders'
 equity (deficit)                         (77,368)        (13,859)
                                       ----------       ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
   (DEFICIT)                             $                 $
                                      ===========       ==========


The accompanying notes are an integral part of the financial statements.








Xanthic Enterprises, Inc.
(a development stage company)

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 1997 and 1996


                                                 December 31,
                                           1997               1996

Revenue                                  $    0             $    0

Operating expenses


General and administrative                63,609               693
                                       ---------         ---------


Loss from operations                     (63,609)             (693)

Other income (Expenses)
     Interest expense                          0               (12)
                                        --------          ---------
     Total other income (expenses)             0               (12)
                                        --------           --------

Net loss                               $ (63,609)           $  (705)
                                       ==========        ===========
Loss per common share                  $   (0.02)           $ (0.00)
                                       ==========        ===========

Weighted average
     common shares
     outstanding                        2,574,201          2,173,001
                                       ==========         ==========




The accompanying notes are an integral part of the financial statements.
















Xanthic Enterprises, Inc.
(a development stage company)

STATEMENTS OF CASH FLOWS
 For the Years Ended December 31, 1997 and 1996
                                                        December 31
                                                   1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                              $(63,609)   $ (705)
Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
     Changes in operating assets
      and liabilities                                   61,509       705
     Stock issued for legal services                       100
                                                  ------------  --------

Net cash used in
   operating activities                                 (2,000)
                                                  ------------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Shareholder loan                                    2,000
                                                   -----------   ---------
   Net cash provided by
     financing activities                                2,000
                                                   -----------   ---------
Net increase (decrease) in
    cash                                           -----------   ----------

Non-cash transaction
   Stock issued for legal services                $       100
   Cash paid for income taxes                     ============   ==========



The accompanying notes are an integral part of the financial statements.















Xanthic Enterprises, Inc.
(A development stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                      Accumulated
                                                      Deficit During
                        Common Stock     Paid-in      Development
                    Shares      Amount   Capital      Stage        Total
Balance,
  12/31/1995         5,481,826  $  548  $  11,651   $ (25,353)   $ (13,154)
                    ----------  ------   --------   ----------    ---------
Retroactive effect
of 2.5 to 1 reverse
split effective
12/31/1997          (3,308,825)   (331)       331

Net loss
   For year                                              (705)        (705)
                       -----   ---------   -------   ---------   ----------
Balance,
  12/31/1996         2,173,001  $  217   $  11,982  $  (26,058)   $ (13,859)


Stock issued for
legal services         401,200      40          60                     100
                     --------- -------    --------   ----------   --------
Net loss
   For year                                            (63,609)   (63, 609)
                    ---------- -------    --------  -----------   --------
Balance,
  12/31/1997         2,574,201 $   257    $ 12,042   $ (89,667)  $ (77,368)
                    ==========  ======   =========   ==========  =========




The accompanying notes are an integral part of the financial statements.

















Xanthic Enterprises, Inc.
(a development stage company)

Notes to Financial Statements

For the year ended December 31, 1997

1.   Summary of Significant Accounting Policies

Organization

Xanthic Enterprises, Inc. (the "Company"), a Colorado corporation, was incorporated on October 27, 1986 and since its inception. the Company has been in the development stage. The Company's primary intended activity is to engage in all aspects of review and evaluation of private companies, partnerships, or sole proprietorships for the purpose of contemplating mergers or acquisitions with the Company, and to engage in mergers and acquisitions with any or all varieties of private entities.

The Company has had no operations since its inception except for expenses related to maintaining the corporate status.

Basis of Accounting

The Company's policy is to use the accrual method of accounting and to prepare and present financial statements which conform to generally accepted accounting principals. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2.   Accounts Payable

Accounts payable represents accounts incurred in seeking merger and acquisition candidates and stock issuance costs.

3.  Capital Stock

The Company is authorized to issue 50,000,000 shares of common stock, with a par value of $ .0001 per share. In May, 1989 the Company became obligated to distribute shares and warrants to the shareholders of ASI pursuant to the S-18 registration statement. The Company distributed
313,826 of stock and 627,652 warrants pursuant to the agreement with ASI.
The shares and warrants were delivered at various dates between May of 1989 and February 1990. This distribution included 313,826 shares of common stock and one (1) Class A Warrant and one (1) Class B Warrant with each share of stock distributed. Each warrant allowed the holder to acquire an additional share of common stock as follows: The Class A
Warrant had an exercise price of $ 0.75 per share and an expiration date of April 30, 1990. The Class B Warrant had an exercise price of $ 1.50 per share and an expiration date of April 30, 1992. No warrants were exercised.

In December 1997, the Company authorized a 2.5 to 1 reverse split of common common stock. Par value remained the same and $ 391 was transferred from common stock to paid-in capital.

4.    Liabilities

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

The Company has been advised that the effect of the Oregon ruling was to invalidate the issuance and distribution of the registered shares and warrants to residents of Oregon until such time as said securities are registered pursuant to the provisions of the Oregon Securities Law. The number of shares affected by the ruling is estimated to be 188,000 shares owned by approximately 650 residents of Oregon. The 188,000 shares represent approximately 3.4% of the issued and outstanding shares of Xanthic. The
Company has advised that it has no plans to register such securities in Oregon.


5.    Change of Control.

The Company signed an exchange agreement with the shareholders of Norwest S.A., a Brazilian corporation with headquarters in Sao Paulo, Brazil. The agreement calls for the exchange of 20,000,000 common shares of stock of the Company after a 1 for 2.5 reverse split with the shareholders of Norwest S.A. Upon closing of the transaction there will be a change of control of the Company. Mr. Elliott Sassoon of Sao Paulo, Brazil will become the controlling shareholder of the Company.

The agreement calls for the resignation of the current Board of Directors except for Mark A. Lilly. It is contemplated that the new Board of Directors will elect Mr. Elliott Sassoon and Mr. Alipio Motta and re-elect
Mark A. Lilly as Directors of the Company.

6.  Acquisition or Disposition of Assets.

The Company executed an exchange agreement dated December 19, 1997 which provides for the exchange of all the issued and outstanding shares of Norwest S.A. for 20,000,000 common shares of the Company. The shareholders of Norwest have provided the Company with an audited balance sheet as of October 31, 1997 which shows total assets of
 R$ 121,803,670.00. The audited statement was prepared on the basis of Brazilian Accounting Rules which permits the assets to be reported at fair market value. According to the Federal Reserve Bank of New York one Brazilian Real (R$) was equal to $.8984 on December 15, 1997. On this basis the value of the Norwest assets would be about $109,428,418. The majority of the assets consist of land and timber in the Amazon basin of Brazil, sawmills and related vehicles and equipment. The timber consists of various varieties of tropical hardwoods.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

There is no disagreement with any prior accountant. We engaged our current U.S. accountants in 1998. The Company accountants in Brazil are the same as audited Norwest, S.A., in 1996.


PART III

ITEM 10. OFFICERS AND DIRECTORS OF THE COMPANY.

The current officers and directors of our company are:

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Title of Class     Name and Address     Amount and Nature     Percent of Class
                   of Beneficial        of Beneficial Owner
                   Owner

Common Shares      Mark Lilly*               466,000             21.2
                   8833 Sunset Blvd.
                   Suite 200
                   West Hollywood, CA 90069

                    Glenn DeCicco*             426,000            20.1
                    100 Long Brook Way
                    Suite 21
                    Pleasant Hill, CA 94523

                    Brett Hudelson             426,000            20.1
                    147 Central
                    Ashland, OR 97520

                    John D. Lilly*             105,200             4.7
                    8833 Sunset Blvd.
 .                   Suite 200
                    W. Hollywood, CA 90069

                    David G. Lilly              400,000            18.2
                    8833 Sunset Blvd.
                    Suite 200
                    West Hollywood, CA 90069

  *The total number of shares owned by officers and directors is 1,318,000.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In the past fiscal year, there have been no transactions or proposed transactions that exceeds $ 60,000 with any officer, director, holder of 5% or more of stock, or any family member of any of this group.




ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K.

The Company filed a report on Form 8-K on December 24, 1997.

Exhibits:

  23.1      Consent Holyfield Associates, PA
  27        Financial Data Schedule





