Form 10-Q
period 1998-06-30
INTERNATIONAL WOOD CORP
filed 2000-10-16
CIK 824430

United States
Securities and Exchange Commission

Washington, D.C. 20549


Form 10-Q


QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Period ended June 30, 1998

Commission File No. 33-17966-LA

INTERNATIONAL WOOD CORPORATION

A Colorado Corporation            EIN: 94-3030021

8833 Sunset Blvd., Suite 200
West Hollywood, CA 90069

Telephone: 310-289-4947

Former name:  XANTHIC ENTERPRISES, INC.

Former address:
8833 Sunset Blvd., Suite 200
West Hollywood, CA 90069

Indicate by check mark whether the registrant (1) has filed all reports, required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   x    No

The number of issued and outstanding common shares as of June 30, 1998 was 22,574,201.

PART 1   FINANCIAL INFORMATION

Item 1.

Unaudited Financial Statements.
INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
BALANCE SHEET
June 30, 1998



                                                        JUNE 30,
                                                           1998
                                                         (unaudited)


 ASSETS

Current assets:
  Cash                                               $          0

Investment in Norwest S.A.                                  2,000
                                                        ---------
TOTAL ASSETS                                         $      2,000
                                                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current Liabilities:
   Accounts payable                                        75,368
   Shareholder loan                                         2,000
                                                         --------
      Total current liabilities                            77,368
                                                       ----------
Stockholders' Equity (Deficit):
   Common stock, $.0001 par value,
   50,000,000 shares authorized,
   22,574,201 shares issued
   and outstanding                                          2,257

   Additional paid in capital                              12,042

   Deficit accumulated during
     the development stage                                (89,667)
                                                         ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (75,368)
                                                         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $       2,000
                                                         =========

INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997




                                               JUNE 30,       JUNE 30,
                                                 1998            1997
                                              (unaudited)     (unaudited)


Revenues                                  $         -         $       -

Operating expenses
   General and administrative                       -            63,509
                                              -------           -------
Loss from operations                                            (63,509)

Other Income (Expenses)
   Interest expense                                 _                 _

      Total other income (expenses)                 _                 _
                                             --------           ---------
Net loss                                   $        -         $  (63,509)
                                             ========           =========
Net loss per common share                  $                  $    (0.03)
                                             ========           =========
Weighted average number
   of shares outstanding                   22,574,201           2,173,001
                                           ==========          ==========

INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                                             Accumulated
                                                             Deficit During
                            Common Stock         Paid in     Development
                         Shares        Amount    Capital     Stage          Total
BALANCE,
 December 31, 1996     5,481,826    $    548  $ 11,651     $ (26,058)       $ (13,859)

Retroactive effect
 of 2.5 to 1 reverse
 Split effective
 December 31, 1997    (3,308,825)       (331)      331              -               -

Net loss for the
 six months                  _           _         _       (63,509)        (63,509)
                       ----------      ------    -------   ----------      --------
BALANCE,
 June 30, 1997      2,173,001      $    217  $ 11,982     $ (89,567)       $(77,368)
                     =========       =======    ======       =======          ======


BALANCE,
 December 31, 1997   2,574,201      $    257  $ 12,042     $ (89,667)       $(77,368)

Issuance of common
 stock for
 Investment in
 Norwest S.A.       20,000,000         2,000         -             -           2,000

Net loss for
 the six months            _             _         _             _               _
                    ----------       -------    ------      --------           -----
BALANCE,
 June 30, 1998     22,574,201      $  2,257  $ 12,042     $ (89,667)       $ (75,368)
                    ==========      ========  ========     =========        ==========


INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997


                                           JUNE 30,        JUNE 30,
                                             1998            1997
                                          (unaudited)     (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                $        -      $ (63,509)
   Adjustments to reconcile net
   income to net cash provided
   by (used in) operating activities:
       Changes in operating assets
       and liabilities:
       Accounts payable                              -       (61,509)
                                             ---------      ---------

Net cash used in
 operating activities                                -        (2,000)
                                             ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Shareholder loan                                             2,000
                                             ---------        -------

Net cash provided by
  financing activities                               -          2,000
                                              --------        -------

Net increase (decrease) in cash

Cash, beginning of period                            -              -
                                              --------        -------

Cash, end of period                        $         -      $       -
                                              ========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Plan of Operation.

(1) Liquidity. We have no cash and no liquidity.

(2) Capital Resources. Due to the recent reverse acquisition of Norwest S.A. we have substantial assets which we plan to use to arrange financing for our business.

(3) Results of Operations. We have not operated during the past fiscal quarter and there are no results of operations.


Part II   Other Information

Item 1. Legal Proceedings.

There are no pending legal proceedings.

Item 2. Changes in Securities and Use of Proceeds.

There has been no changes in securities or use of proceeds.

Item 3.  Defaults upon Senior Securities.

There are no Senior Securities.

Item 4. Submission of Matters to a Vote of
Security holders.

 There were no submissions to shareholders during the quarter ended June 30, 1998




(a) Exhibits

27     Financial Data Schedule


(b) Reports on Form 8-K.

There were no reports on Form 8-K
during the quarter.
 .