Form 10-Q
period 1998-09-30
INTERNATIONAL WOOD CORP
filed 2000-10-16
CIK 824430

United States
Securities and Exchange Commission

Washington, D.C. 20549


Form 10-Q


QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Period ended September 30, 1998

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

Yes   x    No

The number of issued and outstanding common shares as of September 30, 1998 was 22,574,201.

PART 1   FINANCIAL INFORMATION

Item 1.

Unaudited Financial Statements.
INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
BALANCE SHEET
September 30, 1998



                                                       SEPTEMBER 30,
                                                           1998
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
                                                         =========

INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997




                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                 1998            1997
                                              (unaudited)     (unaudited)


Revenues                                  $          -         $       -

Operating expenses
   General and administrative                        -            63,509
                                              --------          --------
Loss from operations                                 -           (63,509)

Other Income (Expenses)
   Interest expense                                  _                 _

      Total other income (expenses)                  _                 _
                                              --------         ---------
Net loss                                   $         -        $  (63,509)
                                             =========         ==========
Net loss per common share                  $                  $    (0.03)
                                             =========         ==========
Weighted average number
   of shares outstanding                    22,574,201          2,173,001
                                            ==========         ==========

INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                                               Accumulated
                                                               Deficit During
                            Common Stock           Paid in     Development
                         Shares        Amount      Capital     Stage               Total
BALANCE,
 December 31, 1996     5,481,826    $    548      $ 11,651     $ (26,058)       $ (13,859)

Retroactive effect
 of 2.5 to 1 reverse
 Split effective
 December 31, 1997    (3,308,825)       (331)          331             -                -

Net loss for the
 nine months                    _           _             _       (63,509)        (63,509)
                       ----------      ------      --------     ----------        --------
BALANCE,
 Sept. 30, 1997         2,173,001     $    217     $ 11,982     $ (89,567)      $ (77,368)
                       ==========      =======    =========       ========        ========


BALANCE,
 December 31, 1997     2,574,201     $    257     $ 12,042     $ (89,667)       $ (77,368)

Issuance of common
 stock for
 Investment in
 Norwest S.A.         20,000,000        2,000            -             -            2,000

Net loss for
 the nine months                _            _            _             _                _
                      ----------      -------       ------      --------         --------
BALANCE,
 Sept. 30, 1998       22,574,201     $  2,257     $ 12,042     $ (89,667)       $ (75,368)
                      ==========     ========     ========     ==========       ==========

INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


                                         SEPTEMBER 30,   SEPTEMBER 30,
                                             1998            1997
                                          (unaudited)     (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                $        -      $ (63,509)
   Adjustments to reconcile net
   income to net cash provided
   by (used in) operating activities:
       Changes in operating assets
       and liabilities:
       Accounts payable                              -       (61,509)
                                             ---------      ---------

Net cash used in
 operating activities                                -        (2,000)
                                             ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Shareholder loan                                             2,000
                                             ---------        -------

Net cash provided by
  financing activities                               -          2,000
                                             ---------        -------

Net increase (decrease) in cash

Cash, beginning of period                            -              -
                                              --------        -------

Cash, end of period                        $         -      $       -
                                              ========       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Plan of Operation.

(1) Liquidity. We have no cash and no liquidity.

(2) Capital Resources. Due to the recent acquisition of Norwest S.A. we have substantial assets which we plan to use to arrange financing for our business.

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

There were no submissions to shareholders during the quarter ended September 30, 1998




(a) Exhibits

27     Financial Data Schedule


(b) Reports on Form 8-K.

There were no reports on Form 8-K
during the quarter.
 .