Form 10-K
period 1998-12-31
INTERNATIONAL WOOD CORP
filed 2000-10-16
CIK 824430

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1998

Commission File No. 33-17966-LA

International Wood Corporation

A Colorado Corporation  EIN: 94-3030021

8833 Sunset Blvd., Suite 200
West Hollywood, Calif. 90069 (310-289-4947)

Securities to be registered under Section 12(g) of the Act:

$ 0.0001 Par Value Common Shares

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X   No   .

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

The number of shares outstanding of the Registrant's $0.0001 par value common stock, its only class of equity securities as of December 31, 1998 was 22,574,201 shares.


PART I

ITEM 1. DESCRIPTION OF BUSINESS.

    International Wood Corporation was incorporated in Colorado on October 27, 1986. In 1998 it acquired all of the stock of Norwest S.A., a Brazilian corporation in a reverse acquisition. The Company plans to engage in in forestry management and the export of tropical hardwoods from Brazil. We have received an audited balance sheet as of October 31, 1997 which shows total assets of R$ 121,803,670.00 in the Brazilian subsidiary.

    The audited statement of the subsidiary was prepared on the basis of Brazilian Accounting Rules which permits the assets to be reported at fair market value. According to the Federal Reserve Bank of New York one Brazilian Real (R$) was equal to $.539084 on October 4, 2000. On this basis the fair market value of the Norwest assets would be worth about $ 65,229,000. The majority of the assets consist of land and timber in the Amazon basin of Brazil, sawmills and related vehicles and equipment. The timber consists of various varieties of tropical hardwoods including Mahogany, Cedar and Teak.

    The financial affairs of the Brazilian subsidiary are currently being audited under the U.S. accounting rules applicable to reporting public companies. Until such time as these audited financials become available the value of the assets in Brazil are carried at $ 2,000 which represents the par value of the shares issued to acquire the Brazilian subsidiary.

    All our commercial planned projects are based on preservation of the ecosystem of the Amazon Rain Forest. The Company is reviewing the possibility of engaging in forest management projects financed by forestry certificates. These certificates are being developed by the Advanced Studies Institute of the Federal University of Sao Paulo. These certificates will allow organizations to assist in the financing of preservation and expansion efforts in the Amazon area. These projects will contribute to the environment of the earth by preserving and expanding the habitat that is engaged engaged in the process of fixation of carbon gas by the plants growing in the Amazon area.


     PRIMARY SOURCES OF REVENUE, PAST 3 FISCAL YEARS

     During FY 1996, FY 1997 and FY 1998, we had no operating revenues.


ITEM 2.    PROPERTIES.

   We lease our executive office space at 8833 Sunset Blvd.
# 200, West Hollywood, California 90069 at a nominal cost on a month to month basis

   We own about 45,000 acres of land and timber in the Amazon area of Brazil and equipment used in forestry management. These assets are currently carried at a nominal value on our financial statements.


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

   On April 4, 1992 the State of Oregon issued a final order to cease and desist violating any provision of Oregon Securities Law. The Company was denied the use of any statutory exemption provided in ORS 59.022 and ORS 59.035. Xanthic was assessed three civil penalties of $ 750.00 each for violating ORS 59.055 and ORS 59.132(2). Directors Mark Lilly and Glenn DeCicco were ordered to cease and desist violating any provision of ORS Chapter 59. Neither the Company nor the Directors appealed.

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

  No matters were submitted to the shareholders during the fiscal year ending December 31, 1998.


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS.

  (a) There is no established public trading market for our common shares We are developing a strategic plan to apply for trading in the near future.

  (b) The approximate number of holders of common stock at 12/31/1998 is 1,000.

  (c) The Company has paid no cash dividends on its common stock in the past two fiscal years.


ITEM 6.   SELECTED FINANCIAL DATA.

  Selected financial information is provided for the past 3 fiscal years.

                               FY 1996          FY 1997          FY 1998

Net Sales                            0                0                0

Income (Loss)
From Continuing Operations          (0)             (.63)           (0.15)
Income (Loss)/Share               (0.0)            (0.02)           (0.00)
Total Assets                         0                 0              .02
Long Term Obligations                0                 0                0
Cash Dividends/Share                 0                 0                0




ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

   The Company is a development stage company and has had no revenue to date. The Company has substantial assets in Brazil and plans to use these assets to arrange financing for business operations.


RESULTS OF OPERATIONS

   The Company has had no operations and no revenue to date.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Attached are audited financial statements for the Company For the Years ended December 31, 1997 and 1998.



















International Wood Corporation
Financial Statements and
Independent Accountants' Report


For the Years Ended
December 31, 1998 and 1997



      INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
and Stockholders of
International Wood Corporation

We have audited the accompanying balance sheets of International Wood Corporation (a development stage company) as of December 31, 1997 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Wood Corporation as of December 31,
1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/
Holyfield Associates, PA
West Palm Beach, Florida
August 29, 2000











INTERNATIONAL WOOD CORPORATION
(A development stage company)

BALANCE SHEET
as of December 31, 1998 and December 31, 1997

ASSETS                                            December 31,
                                             1998           1997
CURRENT ASSETS:

Cash and cash equivalents               $       0          $    0
Investment in Norwest S.A.                   2000               0
                                       ----------       ---------

TOTAL ASSETS                            $    2000          $    0
                                       ==========      ==========
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable                           75,471          75,368
Shareholder loan                            2,000           2,000
                                         --------         -------
Total current liabilities                  77,471          77,368
                                         --------       ---------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.0001 par value-
  Authorized shares - 50,000,000
  Issued and outstanding shares
  of 2,574,201                              2,259             257
Additional paid-in capital                 12,040          12,042
Deficit accumulated during the
  development stage                      (104,770)        (89,667)
                                       ----------       ---------
Total stockholders'
 equity (deficit)                         (75,471)        (77,368)
                                        ----------       ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
   (DEFICIT)                           $    2,000        $
                                      ===========       ==========


The accompanying notes are an integral part of the financial statements.








INTERNATIONAL WOOD CORPORATION
(a development stage company)

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 1998 and 1997


                                                 December 31,
                                           1998               1997

Revenue                                  $    0             $    0

Operating expenses

General and administrative               15,103             63,609
                                      ---------          ---------

Loss from operations                  $  (15,103)        $ (63,609)

Other income (Expenses)
     Interest expense                          0                 0
                                        --------          ---------
     Total other income (expenses)             0                 0
                                        --------           --------

Net loss                               $ (15,103)         $  (63,609)
                                       ==========        ===========
Loss per common share                  $                 $    (0.02)
                                       ==========        ===========

Weighted average
     common shares
     outstanding                       22,589,201          2,574,201
                                       ==========         ==========




The accompanying notes are an integral part of the financial statements.
















INTERNATIONAL WOOD CORPORATION
(a development stage company)

STATEMENTS OF CASH FLOWS
 For the Years Ended December 31, 1998 and 1997
                                                        December 31
                                                   1998             1997
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                          $  (15,103)  $   (63,609)
 Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
     Changes in operating assets
      and liabilities                                    103        61,509
    Stock issued for legal services                                    100
                                                  ------------    --------

  Net cash used in
     operating activities                             (15,000)      (2,000)
                                                  ------------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Shareholder loan                                                 2,000
     Sale of stock                                     15,000
                                                   -----------    ---------
   Net cash provided by
     financing activities                              15,000         2,000
                                                   -----------    ---------
Net increase (decrease) in
    cash                                           -----------    ---------

Non-cash transaction
   Stock issued for legal services                $              $      100
                                                  ============   ==========
   Stock issued for Norwest S.A.                  $      2,000   $
                                                  =============  ==========



The accompanying notes are an integral part of the financial statements.















INTERNATIONAL WOOD CORPORATION
(A development stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                      Accumulated
                                                      Deficit During
                        Common Stock     Paid-in      Development
                    Shares      Amount   Capital      Stage        Total
Balance,
  12/31/1996         5,481,826  $  548  $  11,651   $ (26,058)   $ (13,859)
                    ----------  ------   --------   ----------    ---------
Retroactive effect
of 2.5 to 1 reverse
split effective
12/31/1997          (3,308,825)   (331)       331

Stock issued for
legal services         401,200      40         60                      100

Net loss
   For year                                           (63,609)     (63,609)
                       -----   ---------   -------   ---------   ----------
Balance,
  12/31/1997         2,574,201  $  257   $  12,042  $ (89,667)   $ (77,368)

Issuance of
  common stock
  for investment
  in Norwest S.A.   20,000,000   2,000                               2,000

Stock issued for
  cash                  15,000       2      14,998

Net loss
  For year                                              (15,103)   (15,103)
                    ----------  -------    --------  -----------   --------
Balance,
  12/31/1998        22,589,201  $ 2,259    $ 27,040   $(104,770)  $ (75,471)
                    ==========  =======   =========   ==========  ==========




The accompanying notes are an integral part of the financial statements.

















International Wood Corporation
(a development stage company)

Notes to Financial Statements

For the year ended December 31, 1998

1.   Summary of Significant Accounting Policies

Organization

International Wood Corporation (the "Company"), a Colorado corporation, was incorporated on October 27, 1986 under the name Xanthic Enterprises, Inc.
It changed its name to the present name in the first quarter of 1998.
Since its inception. the Company has been in the development stage.
In early 1998 it acquired a Norwest S.A. a Brazilian corporation with land and timber holdings in Brazil. The Company's primary intended activity is to engage in forest management and export of tropical hardwoods from Brazil.

The Company has had no operations since its inception except for expenses related to maintaining the corporate status and attempting to arrange financing for its business activities.

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

In December 1997, the Company authorized a 2.5 to 1 reverse split of common stock. Par value remained the same and $ 331 was transferred from common stock to paid-in capital.

4.   Investment in Norwest S.A.

In January 1998, the Company issued 20,000,000 common shares in exchange for all of the stock of Norwest S.A., a Brazilian corporation that will be operated as a wholly owned subsidiary. The stock has been recorded at par value until such time as an audit of Norwest S.A. is completed and the investment can be valued at equity. The majority of the assets of Norwest S.a. consists of land and timber in the Amazon basin of Brazil.


5.    Litigation

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

On April 4, 1992 the State of Oregon issued a final order to cease and desist violating any provision of Oregon Securities Law. The Company was denied the use of any statutory exemption provided in ORS 59.022 and ORS 59.035.
Xanthic was assessed three civil penalties of $ 750.00 each for violating
ORS 59.055 and ORS 59.132(2). Directors Mark Lilly and Glenn DeCicco were ordered to cease and desist violating any provision of ORS Chapter 59.
Neither the Company nor the Directors appealed.

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


PART III

ITEM 10. OFFICERS AND DIRECTORS OF THE COMPANY.

The current officers and directors of our company are:

      Elliott Sassoon, President, and a Director. Mr. Sassoon, age 50, is a resident of Sao Paulo, Brazil. He graduated from the Lycee Francais De Paris, France, the Instituto De Educacao Caetano
De Campos, Brazil and the University Faculdade Integrada, Colegio
Moderno, Brazil. Mr. Sassoon speaks Portuguese, French, Spanish,
Italian, Hebrew, Arabic and English. From 1995-1996 Mr.Sassoon was
Presidentand CEO of Pacifico Industrial Import-Export, Ltd.. From
1992 to 1996 he also served as  Vice-President for Cooperconsult
Associates Consultants. From 1980 to 1994 he served as President of Vale Do Nilo Agro-Industries. During this time he also served as President of Dinamo Imports Exports, Consortex and Banakoba. He has served during the past twenty years as a consultant or officer of the Para Association of Banak Exporters, the Europe-Brazil Lumber
Association, Brazilian Forest and River Department, China-Brazil
Lumber Chamber of Commerce and the Amazons Cocoa Exporters Association.
He also served as Vice-President of the West Amazon Timber and Exporters Association.

     Alipio Motta, Vice-President and a Director. Mr. Motta, age 60, is a resident of Belem, Brazil. He graduated from Salvador City College, Bahia, Brazil and the Federal University of Bahia, Brazil with degrees in Political Science, and a graduate degree in Business Administration. Mr. Motta speaks Portuguese,
Spanish and English. From 1961 to 1966 he was Director of the Bank of Bahia. He was Director of the National Bank of Production located in Belem, Brazil from 1966 to 1974. From 1981 to 1987 he was a director of Consortex Exportadores. From 1988 to the present he was Director of Construtora Motta. From 1995 to 1996 he was Director and Vice-President of Pacifico Industrial Import-Export, Ltd.
He is a member of the Acre Chamber of Commerce and the West
Amazon Lumber Exporters Association.


    Mark A. Lilly, Secretary and a Director. Mr. Lilly, age 35, was
President of the Company from 1986 to 1998. During 1988 he was President of Nin Hao Enterprises, Inc., a Colorado corporation.
Mr. Lilly was an Assistant Health Planner for the Alameda Health
Consortium from February 1987 to May, 1988. Since May, 1988 Mr.
Lilly has been self employed as a free lance computer programer.



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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Title of Class     Name and Address     Amount and Nature     Percent of Class
                   of Beneficial        of Beneficial Owner
                   Owner

Common Shares      Elliott Sassoon         19,799,836               87.4
                   Rua Modesto Tavares
                   de Lima # 108
                   C.E.P. 05507-010
                   Sao Paulo, S.P. Brazil


                   Alipio Motta               200,000               0.1
                   Rua Modesto Tavares
                   de Lima # 108
                   C.E.P. 05507-010
                   Sao Paulo, S.P. Brazil


                   Mark Lilly                   466,000              2.1
                   8833 Sunset Blvd.
                   Suite 200
                   West Hollywood, CA 90069


   The total number of shares owned by officers and directors is 20,465,836 (90.5%).


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   In the past fiscal year, there have been no transactions or proposed transactions that exceeds $ 60,000 with any officer, director, holder of 5% or more of stock, or any family member of any of this group.




ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K.


Exhibits:

  23.1      Consent Holyfield Associates, PA
  27        Financial Data Schedule





