Form 10-Q
period 1999-06-30
INTERNATIONAL WOOD CORP
filed 2000-10-24
CIK 824430

United States
Securities and Exchange Commission

Washington, D.C. 20549


Form 10-Q


QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Period ended June 30, 1999

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

Yes   x    No

The number of issued and outstanding common shares as of June 30, 1999 was 22,574,201.

PART 1   FINANCIAL INFORMATION

Item 1.

Unaudited Financial Statements.
INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
BALANCE SHEET
June 30, 1999



                                                         JUNE 30,
                                                           1999
                                                         (unaudited)


ASSETS

Current assets:
  Cash                                               $        128

Investment in Norwest S.A.                                  2,000
                                                        ---------
TOTAL ASSETS                                         $      2,128
                                                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current Liabilities:
   Accounts payable                                        75,368
   Shareholder loan                                         2,160
                                                         --------
      Total current liabilities                            77,632
                                                       ----------
Stockholders' Equity (Deficit):
   Common stock, $.0001 par value,
   50,000,000 shares authorized,
   22,739,201 shares issued
   and outstanding                                          2,274

   Additional paid in capital                              62,025

   Deficit accumulated during
     the development stage                               (139,803)
                                                         ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (75,504)
                                                         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $       2,128
                                                         =========

INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998




                                               JUNE 30,        JUNE 30,
                                                 1999            1998
                                              (unaudited)     (unaudited)


Revenues                                  $         -         $       -

Operating expenses
   General and administrative                 (35,033)                -
                                              --------          -------
Loss from operations                          (35,033)                -

Other Income (Expenses)
   Interest expense                                 _                 _

      Total other income (expenses)                 _                 _
                                             --------         ---------
Net loss                                   $ (35,033)                 -
                                             ========         =========
Net loss per common share                  $                 $
                                             ========         =========
Weighted average number
   of shares outstanding                   22,739,201        22,574,201
                                           ==========        ==========

INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                               Accumulated
                                                               Deficit During
                            Common Stock           Paid in     Development
                         Shares        Amount      Capital     Stage               Total
BALANCE,
 December 31, 1997     2,574,201    $    257      $ 12,042     $ (89,667)       $ (77,368)

Issuance of common
 stock for investment
 in Norwest S.A.      20,000,000       2,000                                        2,000

Net loss for the
 six months                    _           _             _              -               -
                      ----------     -------      --------     ----------         --------
BALANCE,
 June 30, 1998        22,574,201    $  2,257    $   12,042     $ (89,667)       $ (75,368)
                      ==========     =======     =========       ========        ========


BALANCE,
 December 31, 1998    22,589,201    $  2,259     $ 27,040     $ (104,770)       $ (75,471)

 stock issues            150,000          15       34,985                          35,000

Net loss for
 the six months                _            _            _       (35,033)         (35,033)              _
                      ----------      -------       ------      ---------         --------
BALANCE,
 June 30, 1999        22,739,201     $  2,274     $ 62,025     $(139,803)       $ (75,504)
                      ==========     ========     ========     ==========       ==========

INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                           JUNE 30,        JUNE 30,
                                             1999            1998
                                          (unaudited)     (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                              $   (35,033)              -
   Adjustments to reconcile net
   income to net cash provided
   by (used in) operating activities:
       Changes in operating assets
       and liabilities:
        Accounts payable                             -              -
       Stock issued for services                10,000              -
                                             ---------      ---------

Net cash used in
 operating activities                         (25,033)               -
                                             ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Shareholder loan                               160
   Sale of stock                               25,000                -
                                            ---------        ---------

Net cash provided by
  financing activities                         25,160                -
                                              --------        -------

Net increase (decrease) in cash                   127

Cash, beginning of period                            -               -
                                              --------        --------

Cash, end of period                        $       127      $        -
                                              ========       =========

Non-cash transactions
 Stock issued for
 consulting services                       $    10,000               -
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

 There were no submissions to shareholders during the quarter ended June 30, 1999




(a) Exhibits

27     Financial Data Schedule


(b) Reports on Form 8-K.

There were no reports on Form 8-K
during the quarter.
 .