Form 10-K
period 1999-12-31
INTERNATIONAL WOOD CORP
filed 2000-10-24
CIK 824430

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

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

The number of shares outstanding of the Registrant's $0.0001 par value common stock, its only class of equity securities as of December 31, 1999 was 24,039,201 shares.


PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(1) International Wood Corporation was incorporated in Colorado on October 27, 1986. In 1998 it acquired all of the stock of Norwest S.A., a Brazilian corporation in a reverse acquisition. The Company plans to engage in in forestry management and the export of tropical hardwoods from Brazil. We have received an audited balance sheet as of October 31, 1997 which shows total assets of R$ 121,803,670.00 in the Brazilian subsidiary.

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



     PRIMARY SOURCES OF REVENUE, PAST 3 FISCAL YEARS

     During FY 1997, FY 1998 and FY 1999, we had no operating revenues.


ITEM 2.    PROPERTIES.

   We lease our executive office space at 8833 Sunset Blvd.
# 200, West Hollywood, California 90069 at a nominal cost on a month to month basis

   We own about 45,000 acres of land and timber in the Amazon area of Brazil and equipment used in forestry management. These assets are currently carried at a nominal value on our financial statements.

   In December, 1999 we acquired two residential properties in Portland, Oregon for stock which will be held for sale or rental.


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

  No matters were submitted to the shareholders during the fiscal year ending December 31, 1999.


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS.

  (a) There is no established public trading market for our common shares We are developing a strategic plan to apply for trading in the near future.

  (b) The approximate number of holders of common stock at 12/31/1999 is 1,000.

  (c) The Company has paid no cash dividends on its common stock in the past two fiscal years.


ITEM 6.   SELECTED FINANCIAL DATA.

  Selected financial information is provided for the past 3 fiscal years.

                               FY 1997          FY 1998          FY 1999

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


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Attached are audited financial statements for the Company For the Years ended December 31, 1999 and 1998.



















International Wood Corporation
Financial Statements and
Independent Accountants' Report

For the Years Ended
December 31, 1999 and 1998



      INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
and Stockholders of
International Wood Corporation

We have audited the accompanying balance sheet of International Wood Corporation (a development stage company) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Wood Corporation as of December 31,
1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principals.


/s/
Holyfield Associates, PA
West Palm Beach, Florida
August 29, 2000











XANTHIC ENTERPRISES, INC.
(A development stage company)

BALANCE SHEET
as of December 31, 1999 and January 31, 1998

ASSETS                                            January 31,
                                             1999           1998
CURRENT ASSETS:

Cash                                 $     34,906       $      0
Residential real estate
  held for sale                         1,450,000
Investment in Norwest S.A.                   2000          2,0000
                                       ----------       ---------

TOTAL ASSETS                         $  1,486,906        $  2,000
                                       ==========      ==========
LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable                           75,471          75,471
Shareholder loan                          137,500           2,000
Mortgage loans                            856,000
                                         --------         -------
  Total liabilities                     1,068,971          77,471
                                         --------       ---------

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.0001 par value,
  50,000,000 shares authorized,
  24,039,201 and 22,589,201
  shares issued and outstanding.             2,404           2,259

  Additional paid-in capital              655,895          27,040
  Deficit accumulated during
  the development stage                  (240,364)       (104,770)
                                       ----------       ---------
Total stockholders'
 equity (deficit)                         417,935          75,471
                                       ----------       ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
   (DEFICIT)                        $   1,486,906      $    2,000
                                      ===========       ==========


The accompanying notes are an integral part of the financial statements.








Xanthic Enterprises, Inc.
(a development stage company)

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 1999 and 1998


                                                 December 31,
                                           1999               1998

Revenue                            $          0        $         0

Operating expenses

General and administrative             (135,594)            15,103
                                      ---------          ---------
Loss from operations                   (135,594)           (15,103)

Other income (Expenses)
     Interest expense                          0                 0
                                        --------          ---------
     Total other income (expenses)             0                 0
                                        --------           --------

Net loss                            $   (135,594)       $   (15,103)
                                       ==========        ===========
Loss per common share               $    (0.0056)       $   (0.0007)
                                       ==========        ===========

Weighted average
     common shares
     outstanding                       24,039,201         22,589,201
                                       ==========         ==========




The accompanying notes are an integral part of the financial statements.





















International Wood Corporation
(A development stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                      Accumulated
                                                      Deficit During
                        Common Stock     Paid-in      Development
                    Shares      Amount   Capital      Stage        Total
Balance,
  12/31/1997         2,574,201  $  257  $  12,042   $ (89,667)   $ (77,368)

Issuance of common
 stock for
 investment in
 Norwest S.A.       20,000,000   2,000                               2,000

Stock issued
 for cash               15,000       2     14,998                   15,000

Net loss
   For year                                           (15,103)     (15,103)
                    ---------- -------   --------   ---------    ---------
Balance,
  12/31/1998        22,589,201   2,259  $  27,040   $(104,770)   $ (75,471)

Stock issued         1,450,000     145    628,855                  629,000

Net loss
   For year                                          (135,594)    (135,594)
                    ----------  -------  --------  -----------    --------
Balance,
  12/31/1999        22,039,201  $ 2,404 $ 655,895  $ (240,364)  $ (417,935)
                    ==========  =======  ========   ==========  ===========




The accompanying notes are an integral part of the financial statements.





















International Wood Corporaton
(a development stage company)

STATEMENTS OF CASH FLOWS
 For the Years Ended December 31, 1999 and 1998
                                                        December 31
                                                   1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                       $  (135,594)     $  (15,103)
 Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
     Changes in operating assets
      and liabilities
     Accounts payable                                                  103
     Stock issued services                           10,000
                                                 ----------        --------
Net cash used in
   operating activities                            (125,594)        (15,000)
                                                  ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Shareholder loan                                141,737
     Repayment of shareholder loans                   (6,237)
     Sale of stock                                    25,000         15,000
                                                   ---------      ---------
   Net cash provided by
     financing activities                            160,500         15,000
                                                 -----------      ---------
Net increase (decrease) in
    cash                                              34,906
                                                 -----------      ---------
Cash, beginning of period
                                                 -----------      ---------
Cash, end of period                            $      34,906     $        0
                                                 ===========      =========

Non-cash transaction
   Stock issued for services                   $      10,000     $        0
                                                  ============   ==========
   Stock issued for Norwest S.A.               $       2,000     $        0
                                                 ============    ==========
   Stock issued for residential real estate:
    Inventory of homes acquired                $   1,450,000     $        0
                                                 -----------     ----------
    Mortgages assumed                          $     856,000     $        0
                                                 -----------     ----------
    Stock issued                               $     594,000     $        0
                                                 -----------     ----------



The accompanying notes are an integral part of the financial statements.






International Wood Corporation
(a development stage company)

Notes to Financial Statements

For the year ended December 31, 1999

1.   Summary of Significant Accounting Policies

Organization

International Wood Corporation (the "Company"), a Colorado corporation, was incorporated on October 27, 1986 under the name Xanthic Enterprises, Inc.
It changed its name to the present name in the first quarter of 1998.
Since its inception the Company has been in the development stage.
In early 1998 it acquired a Norwest S.A. a Brazilian corporation with land and timber holdings in Brazil. The Company's primary intended activity is to engage in forest management and export of tropical hardwoods from Brazil.

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


5.  Residential Real Estate Held for Sale

In December 1999, the Company issued 1,300,000 common shares in exchange for two residential properties subject to mortgage loans of $ 856,000.
The properties were recorded at their appraised value and are presently being offered for sale.

The mortgages bear interest at the rate of 11.75% payable monthly beginning
January 2000. The principal is due in December 2000.


6.  Stockholder loan.

The stockholder loan is a promissory note dated November 1999 bearing interest at the rate of 14.99%. Terms of the note are monthly principal and interest payments based on a 30 year amortization with a balloon payment in November 2001.


7.    Litigation

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


PART III

ITEM 10. OFFICERS AND DIRECTORS OF THE COMPANY.

The current officers and directors of our company are:

       Elliott Sassoon, President, and a Director. Mr. Sasson, age 50, is a resident of Sao Paulo, Brazil. He graduated from the Lycee Francais De Paris, France, the Instituto De Educacao Caetano
De Campos, Brazil and the University Faculdade Integrada, Colegio
Moderno, Brazil. Mr. Sassoon speaks Portuguese, French, Spanish,
Italian, Hebrew, Arabic and English. From 1995-1996 Mr.Sassoon was
Presidentand CEO of Pacifico Industrial Import-Export, Ltd.. From
1992 to 1996 he also served as  Vice-President for Cooperconsult
Associates Consultants. From 1980 to 1994 he served as President of Vale Do Nilo Agro-Industries. During this time he also served as President of Dinamo Imports Exports, Consortex and Banakoba. He has served during the past twenty years as a consultant or officer of the Para Association of Banak Exporters, the Europe-Brazil Lumber
Association, Brazilian Forest and River Department, China-Brazil
Lumber Chamber of Commerce and the Amazons Cocoa Exporters Association.
He also served as Vice-President of the West Amazon Timber and Exporters Association.

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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Title of Class     Name and Address     Amount and Nature     Percent of Class
                   of Beneficial        of Beneficial Owner
                   Owner

Common Shares      Elliott Sassoon         19,799,836               87.4
                   Rua Modesto Tavares
                   de Lima # 108
                   C.E.P. 05507-010
                   Sao Paulo, S.P. Brazil


                   Allipio Motta               200,000               0.1
                   Rua Modesto Tavare
                   de Lima # 108
                   C.E.P. 05507-010
                   Sao Paulo, S.P. Brazil


                   Mark Lilly                   466,000              2.1
                   8833 Sunset Blvd.
                   Suite 200
                   West Hollywood, CA 90069


The total number of shares owned by officers and directors is 20,465,836 (90.5%).


Item 13,  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In the past fiscal year, there have been no transactions or proposed transactions that exceeds $ 60,000 with any officer, director, holder of 5% or more of stock, or any family member of any of this group.




ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K.


Exhibits:

  23.1      Consent Holyfield Associates, PA
  27        Financial Data Schedule





