Form 10-Q
period 1998-03-31
INTERNATIONAL WOOD CORP
filed 2000-10-25
CIK 824430

United States
Securities and Exchange Commission

Washington, D.C. 20549


Form 10-Q


QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Period ended March 31, 1998

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

Yes   x    No

The number of issued and outstanding common shares as of March 31, 1998 was 22,574,201.

PART 1   FINANCIAL INFORMATION

Item 1.

Unaudited Financial Statements.
INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
BALANCE SHEET
MARCH 31, 1998



                                                        MARCH 31,
                                                           1998
                                                         (unaudited)


 ASSETS

Current assets:
  Cash                                               $

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
                                                         =========

INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997




                                               MARCH 31,       MARCH 31,
                                                 1998            1997
                                              (unaudited)     (unaudited)


Revenues                                  $         -         $       -
Operating expenses
   General and administrative                       -            33,709
                                              -------           -------
Loss from operations                                            (33,709)

Other Income (Expenses)
   Interest expense                                 _                 _

      Total other income (expenses)                 _                 _
                                              -------            --------
Net loss                                   $        -         $  (33,709)
                                             ========            ========
Net loss per common share                  $                  $    (0.02)
                                              =======           =========
Weighted average number
   of shares outstanding                   22,574,201           2,173,001
                                           ==========          ==========

INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                              Accumulated
                                                              Deficit During
                            Common Stock          Paid in     Development
                         Shares        Amount     Capital     Stage           Total
BALANCE,
 December 31, 1996      5,481,826    $    548     $ 11,651     $ (26,058)       $ (13,859)

Retroactive effect
 of 2.5 to 1 reverse
 Split effective
 December 31, 1997     (3,308,825)       (331)        331              -                 -

Net loss for the
 three months                   _           _           _        (33,709)         (33,709)
                       ----------     --------    -------      ----------         --------
BALANCE,
 March 31, 1997          2,173,001    $    217    $ 11,982     $ (59,767)       $ (47,568)
                         =========     =======      ======       =======           ======


BALANCE,
 December 31, 1997       2,574,201    $    257    $ 12,042     $ (89,667)       $ (77,368)

Issuance of common
 stock for
 Investment in
 Norwest S.A.           20,000,000       2,000           -              -           2,000

Net loss for
 the three months                _             _          _             _               _
                        ----------       -------    -------      --------         -------
BALANCE,
 March 31, 1998         22,574,201      $  2,257   $ 12,042     $ (89,667)      $ (75,368)
                        ==========     =========   =========      =========      ==========

INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                           MARCH 31,       MARCH 31,
                                             1998            1997
                                          (unaudited)     (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                $        -      $ (33,709)
   Adjustments to reconcile net
   income to net cash provided
   by (used in) operating activities:
       Changes in operating assets
       and liabilities:
       Accounts payable                              -       (31,709)
                                             ---------      ---------

Net cash used in
 operating activities                                -        (2,000)
                                             ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Shareholder loan                                             2,000
                                             ---------        -------

Net cash provided by
  financing activities                               -          2,000
                                              --------        -------

Net increase (decrease) in cash

Cash, beginning of period                            -              -
                                              --------        -------

Cash, end of period                        $         -      $       -
                                              ========      =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Plan of Operation.

(1) Liquidity. We have no cash and no liquidity.

(2) Capital Resources. Due to the recent reverse acquisition of Norwest, SA we have substantial assets which we plan to use to arrange financing for our business.

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

Item 3.  Defaults upon Senior Securities.

There are no Senior Securities.

Item 4. Submission of Matters to a Vote of
Security holders.

On January 29, 1998 there was a special meeting of the shareholders of the Company. Proxies were solicited by a proxy statement. There were 4,630,600 shares present in person or by proxy. At the meeting the shareholders approved a change of control of the Company pursuant to an agreement with the shareholders of Norwest S.A. to issue 20,000,000 common shares of stock of the Company (after a 1 for 2.5 reverse split) to the shareholders of Norwest, S.A. There were 2,000,000 shares in person and 2,638,600 shares by proxy voted in favor of the change of control and issuance of shares to the shareholders of Norwest, S.A.There were no abstentions and no votes against the proposal.

At the special shareholders meeting the shareholders approved a change of name of the corporation from Xanthic Enterprises, Inc. to International Wood Corporation. There were 2,000,000 shares in person and 2,638,600 shares by proxy voted in favor of the motion to change the name. There were no abstentions and no votes against the motion.

At the special meeting of shareholders the shareholders approved a reverse split of the Company's common stock changing each 2.5 shares of existing common stock for 1 new share of common stock for shareholders of record on December 31, 1997.
This reverse split has the effect of reducing the number of issued and outstanding shares from 6,484,826 to about 2,593,930 not including the 20,000,000 shares issued with respect to the transaction with the shareholders of Norwest S.A. There were 2,000,000 shares in person and 2,638,600 shares by proxy voting in favor of the motion to reverse split the stock. There were no abstentions and no votes against the motion.

At the special meeting of shareholders the Board of Directors resigned with the exception of Mark A. Lilly. The shareholders elected a new Board of Directors consisting of Elliott Sassoon, Alipio Motta and Mark A. Lilly.
There were 2,000,000 shares in person and 2,630,600 shares voting in favor of each of the nominees. No shares were voted against the nominees. There were no abstentions in the voting.

Following the shareholders meeting the new Board of Directors elected new officers for the Company.
The new officers are:

   Name                    Position

Elliott Sassoon            President, Chief Financial Officer
Alipio Motta               Vice-President
Mark A. Lilly              Secretary

We included information in the Report on Form 8-K filed on or about February 4, 1998 about Norwest S.A. that is now a wholly owned subsidiary. The financial condition of Norwest, S.A. was presented in audited statements dated October 31, 1997 based on Brazilian Accounting
Principles.  The financial condition of Norwest S.A.
has not yet been audited according to accounting principles applicable to U.S. companies. For interim accounting purposes we have included our interest in Norwest S.A. at $ 2,000 which represents the par value of the 20,000,000 shares issued to the shareholders of Norwest S.A.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

10.2   Material Contracts-Agreement with
       Shareholders of Norwest S.A.
27     Financial Data Schedule


(b) Reports on Form 8-K.

During the quarter ended March 31, 1998 we filed a report on Form 8-K on February 4, 1998.