Form 10-Q
period 1999-03-31
INTERNATIONAL WOOD CORP
filed 2000-10-25
CIK 824430

United States
Securities and Exchange Commission

Washington, D.C. 20549


Form 10-Q


QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Period ended March 31, 1999

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

Yes   x    No

The number of issued and outstanding common shares as of March 31, 1999 was 22,574,201.

PART 1   FINANCIAL INFORMATION

Item 1.

Unaudited Financial Statements.
INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
BALANCE SHEET
MARCH 31, 1999



                                                         MARCH 31,
                                                           1999
                                                        (unaudited)


 ASSETS

Current assets:
  Cash                                               $

Investment in Norwest S.A.                                  2,000
                                                        ---------
TOTAL ASSETS                                         $      2,000
                                                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current Liabilities:
   Accounts payable                                        75,528
   Shareholder loan                                         2,100
                                                         --------
      Total current liabilities                            77,628
                                                       ----------
Stockholders' Equity (Deficit):
   Common stock, $.0001 par value,
   50,000,000 shares authorized,
   22,574,201 shares issued
   and outstanding                                          2,259

   Additional paid in capital                              27,040

   Deficit accumulated during
     the development stage                               (104,927)
                                                         ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      (75,628)
                                                         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $       2,000
                                                         =========

INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998




                                               MARCH 31,       MARCH 31,
                                                 1999            1998
                                              (unaudited)     (unaudited)


Revenues                                  $         -         $       -
Operating expenses
   General and administrative                     157                 -
                                              -------           -------
Loss from operations                             (157)                -

Other Income (Expenses)
   Interest expense                                 _                  _

      Total other income (expenses)                 _                  _
                                              -------           --------
Net loss                                   $     (157)                 -
                                             ========           ========

Net loss per common share                  $                  $
                                              =======           =========
Weighted average number
   of shares outstanding                   22,574,201          22,574,201
                                           ==========          ==========

INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                              Accumulated
                                                              Deficit During
                            Common Stock          Paid in     Development
                         Shares        Amount     Capital     Stage           Total
BALANCE,
 December 31, 1997      2,574,201    $    257     $ 12,042     $ (89,667)       $ (77,368)

Issuance of common
 stock for investment
 in Norwest S.A.       20,000,000       2,000                                       2,000

Net loss for the
 three months                   _           _           _               -               -
                        ----------    -------     -------      ----------         --------
BALANCE,
 March 31, 1998         22,574,201    $ 2,257    $ 12,042     $ (89,667)        $ (75,368)
                        ==========     =======    =======       =======           =======

BALANCE,
 December 31, 1998      22,589,201      $ 2,259    $ 27,040   $ (104,770)       $ (75,471)

Net loss for
 the three months                _             _          _         (157)            (157)         _
                        ----------       -------    -------      --------         -------
BALANCE,
 March 31, 1999         22,589,201      $  2,259  $ 27,040    $ (104,927)       $ (75,628)
                        ==========     =========  ========      =========        =========

INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                           MARCH 31,       MARCH 31,
                                             1999            1998
                                          (unaudited)     (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                $      157      $        -
   Adjustments to reconcile net
   income to net cash provided
   by (used in) operating activities:
       Changes in operating assets
       and liabilities:
       Accounts payable                           (57)               -
                                             ---------       ---------

Net cash used in
 operating activities                            (100)               -
                                             ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Shareholder loan                               100                -
                                            ---------        ---------

Net cash provided by
  financing activities                            100                -
                                             --------        ---------

Net increase (decrease) in cash

Cash, beginning of period                            -              -
                                              --------        -------

Cash, end of period                        $         -      $       -
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

Item 3.  Defaults upon Senior Securities.

There are no Senior Securities.

Item 4. Submission of Matters to a Vote of
Security holders.

There were no submissions to the shareholders during the quarter ended March 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

27     Financial Data Schedule


(b) Reports on Form 8-K.

There were no reports on Form 8-K during the quarter ended March 31, 1999.