Form 10-K/A
period 1999-12-31
INTERNATIONAL WOOD CORP
filed 2000-10-25
CIK 824430

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A


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


/s/
Holyfield Associates, PA
West Palm Beach, Florida
August 29, 2000











XANTHIC ENTERPRISES, INC.
(A development stage company)

BALANCE SHEET
as of December 31, 1999 and December 31, 1998

ASSETS                                            December 31,
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





















International Wood Corporation
(A development stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                      Accumulated
                                                      Deficit During
                        Common Stock     Paid-in      Development
                    Shares      Amount   Capital      Stage        Total
Balance,
  12/31/1997         2,574,201  $  257  $  12,042   $ (89,667)   $ (77,368)

Issuance of common
 stock for
 investment in
 Norwest S.A.       20,000,000   2,000                               2,000

Stock issued
 for cash               15,000       2     14,998                   15,000

Net loss
   For year                                           (15,103)     (15,103)
                    ---------- -------   --------   ---------    ---------
Balance,
  12/31/1998        22,589,201   2,259  $  27,040   $(104,770)   $ (75,471)

Stock issued         1,450,000     145    628,855                  629,000

Net loss
   For year                                          (135,594)    (135,594)
                    ----------  -------  --------  -----------    --------
Balance,
  12/31/1999        24,039,201  $ 2,404 $ 655,895  $ (240,364)  $ (417,935)
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





