Form 10-Q/A
period 1999-09-30
INTERNATIONAL WOOD CORP
filed 2000-11-01
CIK 824430

United States
Securities and Exchange Commission

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

Item 3.  Defaults upon Senior Securities.

There are no Senior Securities.

Item 4. Submission of Matters to a Vote of
Security holders.

There were no submissions to shareholders during the quarter ended September 30, 1999




(a) Exhibits

27     Financial Data Schedule


(b) Reports on Form 8-K.

The Company filed a report on Form 8-K
on July 28, 1999 concerning the change
in accounting firms during the quarter.