Form 10-Q
period 2000-03-31
INTERNATIONAL WOOD CORP
filed 2000-11-01
CIK 824430

United States
Securities and Exchange Commission

Washington, D.C. 20549


Form 10-Q


QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Period ended March 31, 2000

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

Yes   x    No

The number of issued and outstanding common shares as of March 31, 2000 was 24,039,201.

PART 1   FINANCIAL INFORMATION

Item 1.

INTERNATIONAL WOOD CORPORATION
(a development stage company)
BALANCE SHEET
MARCH 31, 2000



                                                         MARCH 31,
                                                           2000
                                                        (unaudited)


 ASSETS

Current assets:
  Cash                                            $        16,352
  Residential real estate held
     for sale                                           1,450,000
  Investment in Norwest S.A.                                2,000
                                                        ---------
TOTAL ASSETS                                      $     1,468,352
                                                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current Liabilities:
   Accounts payable                                       80,017
   Accrued interest payable                               21,600
   Shareholder loan                                      137,500
   Mortgage loan                                         856,000
                                                        --------
      Total current liabilities                        1,095,117
                                                       ----------
Stockholders' Equity (Deficit):
   Common stock, $.0001 par value,
   50,000,000 shares authorized,
   24,039,201 shares issued
   and outstanding                                         2,404

   Additional paid in capital                            655,895

   Deficit accumulated during
     the development stage                              (285,064)
                                                       ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     373,235
                                                       ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  1,468,352
                                                       =========

INTERNATIONAL WOOD CORPORATION
(a development stage company)
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999




                                               MARCH 31,       MARCH 31,
                                                 2000            1999
                                              (unaudited)     (unaudited)


Revenues                                      $       -       $       -
Operating expenses
   General and administrative                   (30,300)            157
                                                 ------         -------
Loss from operations                            (30,300)           (157)

Other Income (Expenses)
   Interest expense                             (14,400)              _
      Total other income
         (expenses)                             (14,400)              _
                                                -------        --------
Net loss                                     $  (44,700)      $    (157)
                                               ========        ========
Net loss per common share                    $   (0.002)        $ (0.00)
                                              =========       =========
Weighted average number
   of shares outstanding                     24,039,201      22,574,201
                                             ==========      ==========

INTERNATIONAL WOOD CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                         Accumulated
                                                              Deficit During
                            Common Stock          Paid in     Development
                         Shares        Amount     Capital     Stage           Total

BALANCE,
 December 31, 1998  22,589,201    $   2,259    $ 27,040   $ (104,770)      $(75,471)

Net loss for the
 three months                _            _           _         (157)          (157)
                    ----------     --------     -------    ----------       --------
BALANCE,
 March 31, 1999     22,588,201   $ 2,259    $ 27,040     $ (104,927)       $(75,628)
                   ===========   =======      ======       =========        ========


BALANCE,
 December 31, 1999  24,039,201   $ 2,404   $ 655,895       (240,364)       $(417,935)

Net loss for
 the three months            _         _           _         (44,700)        (44,700)
                    ----------   -------      ------        --------         ---------
BALANCE,
 March 31, 2000     24,039,201   $ 2,404   $ 655,895     $  (285,064)      $  373,235
                    ========== =========   =========       =========        ==========

INTERNATIONAL WOOD CORPORATION
(a development stage company)
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                           MARCH 31,       MARCH 31,
                                             2000            1999
                                          (unaudited)     (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                $ (44,700)     $   157
   Adjustments to reconcile net
   income to net cash provided
   by (used in) operating activities:
       Changes in operating assets
       and liabilities:
       Accounts payable and
         accrued expenses                     26,146          (57)
                                           ---------     ---------

Net cash used in
 operating activities                        (18,554)        (100)
                                           ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Shareholder loan                                -          100
                                           ---------       -------

Net cash provided by
  financing activities                             -          100
                                            ---------     -------

Net increase (decrease) in cash              (18,564)           -

Cash, beginning of period                     34,906            -
                                           ---------      --------

Cash, end of period                       $   16,352     $      -
                                            ========     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Plan of Operation.

(1) Liquidity. We have little cash and little liquidity.

(2) Capital Resources. Due to the acquisition of Norwest, SA we have substantial assets which we plan to use to arrange financing for our business. We have acquired residential real estate which we also plan to use to arrange financing.

(3) Results of Operations. We have not operated during the past fiscal quarter and there are no results of operations.


Part II   Other Information

Item 1. Legal Proceedings.

There are no pending legal proceedings since the last
Form 10-K for the fiscal year ended December 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

27     Financial Data Schedule


(b) Reports on Form 8-K.

There were no reports on Form 8-K during the quarter ended March 31, 2000.