Form 10-Q
period 2000-06-30
INTERNATIONAL WOOD CORP
filed 2000-11-01
CIK 824430

United States
Securities and Exchange Commission

Washington, D.C. 20549


Form 10-Q


QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Period ended June 30, 2000

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

Yes   x    No

The number of issued and outstanding common shares as of June 30, 2000 was 24,039,201.

PART 1   FINANCIAL INFORMATION

Item 1.

Unaudited Financial Statements.
INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
BALANCE SHEET
June 30, 2000



                                                         JUNE 30,
                                                           2000
                                                         (unaudited)


ASSETS

Current assets:
 Cash                                               $    14,522
 Residential real estate
      held for sale                                   1,450,000
 Investment in Norwest S.A.                               2,000

                                                       ---------
TOTAL ASSETS                                         $ 1,466,522
                                                       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current Liabilities:
   Accounts payable                                       80,017
   Accrued interest payable                           43.200
   Shareholder loan                                      137,500
   Mortgage Loan                                         856,000
                                                         --------
      Total current liabilities                        1,116,717
                                                       ----------
Stockholders' Equity (Deficit):
   Common stock, $.0001 par value,
   50,000,000 shares authorized,
   24,039,201 shares issued
   and outstanding                                         2,404

   Additional paid in capital                            655,895

   Deficit accumulated during
     the development stage                              (308,494)
                                                        ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                     349,805
                                                        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $  1,466,522
                                                        =========

INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999




                                               JUNE 30,        JUNE 30,
                                                 2000            1999
                                              (unaudited)     (unaudited)


Revenues                                  $         -         $       -

Operating expenses
   General and administrative                  24,930            35,033
                                              -------           -------
Loss from operations                          (24,930)          (35,033)

Other Income (Expenses)
   Interest expense                            43,200                 _

      Total other income (expenses)                 _                 _
                                             --------          ---------
Net loss                                   $ (68,130)         $ (35,033)
                                             ========          =========
Net loss per common share                  $  (0.003)         $  (0.002)
                                             ========          =========
Weighted average number
   of shares outstanding                   24,039,201         22,739,201
                                           ==========         ==========

INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                               Accumulated
                                                               Deficit During
                            Common Stock           Paid in     Development
                         Shares        Amount      Capital     Stage           Total
   Total
BALANCE,
 December 31, 1998     22,589,201    $   2,259     $ 27,040   $ (104,770)    $ (75,471)

Stock Issues              150,000           15       34,985            -        35,000
Net loss for the
 six months                    _            _             _      (35,033)      (35,033)
                      ----------       -------       -------     --------      --------
BALANCE,
 June 30, 1999        22,739,201      $  2,274      $ 62,025   $ (139,803)     (75,504)
                      ==========       =======     =========      ========    ========


BALANCE,
 December 31, 1999    24,039,201     $    2,404     $655,895       (240,364)  $ 417,935


Net loss for
 the six months                _              _            _        (68,130)    (68,130)


                      ----------         -------      ------      --------     --------
BALANCE,
 June 30, 2000        24,036,201        $  2,404    $ 655,895    $ (308,494)   $ 349,805)
                      ==========        ========      ========   ==========    ==========

INTERNATIONAL WOOD CORPORATION
(formerly Xanthic Enterprises, Inc.)
(a development stage company)
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                           JUNE 30,        JUNE 30,
                                             2000            1999
                                          (unaudited)     (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                $ (68,130)     $ (35,033)
   Adjustments to reconcile net
   income to net cash provided
   by (used in) operating activities:
     Changes in operating assets
     and liabilities:
       Accounts payable and
        accrued expenses                       47,746        10,000
                                             ---------     ---------

Net cash used in
 operating activities                         (20,384)      (25,033)
                                             ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Shareholder loan                                             160
   Sale of stock                                             25,000
                                             ---------      -------

Net cash provided by
  financing activities                               -          127
                                              --------      -------

Net increase (decrease) in cash                (20,384)           -

Cash, beginning of period                       34,906            -
                                               --------      ------

Cash, end of period                        $    14,522     $    127
                                              ========      ========

Non-cash transactions
 Stock issued for
   consulting services                     $         -     $  10,000
                                             =========      ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Plan of Operation.

(1) Liquidity. We have little cash and little liquidity.

(2)  Capital Resources. Due to the acquisition of Norwest S.A.
we have substantial assets which we plan to use to arrange financing for our business. We plan to use the real estate to arrange financing for our business.

(3) Results of Operations. We have not operated during the past fiscal quarter and there are no results of operations.


Part II   Other Information

Item 1. Legal Proceedings.

There are no pending legal proceedings other than mentioned in the 10-K for the year ended December 31, 1999.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

27     Financial Data Schedule


(b) Reports on Form 8-K.

There were no reports on Form 8-K
during the quarter.