Form 10-Q/A
period 2000-09-30
INTERNATIONAL WOOD CORP
filed 2000-11-13
CIK 824430

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

Yes   x    No

The number of issued and outstanding common shares as of September 30, 2000 was 24,189,201.

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
                                                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)

Current Liabilities:
   Accounts payable                                        80,017
   Accrued expenses                                       126,114
   Shareholder loan                                       137,500
   Mortgage loan                                          856,000
                                                         --------
      Total current liabilities                         1,199,631
                                                       ----------
Stockholders' Equity (Deficit):
   Common stock, $.0001 par value,
   50,000,000 shares authorized,
   24,189,201 shares issued
   and outstanding                                          2,419

   Additional paid in capital                             670,880

   Deficit accumulated during
     the development stage                               (420,587)
                                                        ---------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                      252,712
                                                        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $   1,452,343
                                                      ===========

INTERNATIONAL WOOD CORPORATION
(a development stage company)
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999




                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                 2000            1999
                                              (unaudited)     (unaudited)


Revenues                                  $          -         $       -

Operating expenses
   General and administrative                  (99,881)         (39,223)
                                               --------         --------
Loss from operations                           (99,881)         (39,223)

Other Income (Expenses)
   Interest expense                            (80,342)               _
                                             --------         --------
      Total other income (expenses)            (80,342)               _
                                              --------        ---------
Net loss                                   $  (180,223)      $  (39,223)
                                             =========       ==========
Net loss per common share                  $    (0.007)      $   (0.002)
                                             =========       ==========
Weighted average number
   of shares outstanding                    24,189,201       22,739,201
                                            ==========       ==========

INTERNATIONAL WOOD CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                               Accumulated
                                                               Deficit During
                            Common Stock           Paid in     Development
                         Shares        Amount      Capital     Stage              Total


BALANCE,
 December 31, 1998    22,589,201    $ 2,259      $ 27,040     $ (104,770)     $ (75,471)

Stock Issues             150,000         15        34,985                        35,000

Net loss for the
 nine months                   _          _             -        (39,223)       (39,223)
                       ----------     ------     --------     ----------       --------
BALANCE,
 Sept. 30, 1999       22,739,201     $ 2,274     $ 62,025     $ (143,993)      $ (79,694)
                      ==========     =======    =========       ========        ========

BALANCE,
 December 31, 1999    24,039,201     $ 2,404     $655,895     $ (240,364)       $417,935

Shares issued
 for services            150,000          15       14,985              -       15,000

Net loss for
 the nine months                _            _            _     (180,223)       (180,223)

                      ----------      -------       ------      --------        ---------
BALANCE,
 Sept. 30, 2000       24,189,201      $ 2,419     $ 670,880    $(420,587)      $ 252,712
                      ==========     ========      ========    ==========       ==========

INTERNATIONAL WOOD CORPORATION
(a development stage company)
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                         SEPTEMBER 30,   SEPTEMBER 30,
                                             2000            1999
                                          (unaudited)     (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                $ (180,223)   $   (39,223)
   Adjustments to reconcile net
   income to net cash provided
   by (used in) operating activities:
     Changes in operating assets
     and liabilities:
     Accounts payable and
       Accrued expenses                       130,660            (11)
     Stock issued for services                 15,000         10,000
                                            ---------       ---------

Net cash used in
 operating activities                         (34,563)       (29,212)
                                             ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Shareholder loan                                             4,212
   Sale of stock                                               25,000
                                             ---------        -------

Net cash provided by
  financing activities                               -         29,212
                                             ---------        -------

Net increase (decrease) in cash

Cash, beginning of period                       34,906              -
                                              --------       --------

Cash, end of period                        $       343     $       -
                                              ========       ========

Non-cash transactions
 Stock issued for consulting services      $    15,000     $   10,000
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