Form 10-Q
period 2001-09-30
INTERNATIONAL WOOD CORP
filed 2002-07-02
CIK 824430

United States
Securities and Exchange Commission

Washington, D.C. 20549


Form 10-Q


QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Period ended September 30, 2001

Commission File No. 33-17966-LA

INTERNATIONAL WOOD CORPORATION

A Colorado Corporation            EIN: 94-3030021

155 W. Washington Blvd. # 1005
Los Angeles, CA 90015

Telephone: 213-741-1790


Indicate by check mark whether the registrant (1) has filed all reports, required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No X

The number of issued and outstanding common shares as of September 30, 2001 was 25,189,201.

PART 1   FINANCIAL INFORMATION

Item 1.

INTERNATIONAL WOOD CORPORATION
(a development stage company)

BALANCE SHEETS
as of September 30, 2001 and December 31, 2000



                                              SEPTEMBER 30,  DECEMBER 31,
                                                 2001            2000



 ASSETS

Current assets:
  Cash                                  $         3,399     $         343
  Real estate held
     for sale                                   400,000           400,000

                                              ---------         ---------
TOTAL ASSETS                            $       403,399     $     400,343
                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                              92,517            92,517
   Shareholder loan                             157,145           137,500
   Accrued expenses                              31,000            20,600
                                               --------           -------
      Total current liabilities                 280,662           250,617
                                               --------           -------
STOCKHOLDERS' EQUITY

   Common stock, $.0001 par value,
   50,000,000 shares authorized,
   25,189,201 shares issued
   and outstanding                               2,519            2,519

   Additional paid in capital                  678,780          678,780

   Deficit accumulated during
     the development stage                    (558,562)        (531,573)
                                             ---------         --------
Total stockholders' equity                     122,737          149,726
                                             ---------         --------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $   403,399       $  400,343
                                             =========        =========

INTERNATIONAL WOOD CORPORATION
(a development stage company)

STATEMENT OF OPERATIONS
For the nine months ended September 30, 2001 and 2000


                                                  Nine Months Ended

                                            September 30,    September 30,
                                                 2001            2000



Revenues                                      $       0       $       0

Operating expenses
   General and administrative                    16,589         (99,881)
                                                 ------         -------
Loss from operations                            (16,589)        (99,881)
Other income (expenses)
   Interest expense                             (10,400)        (80,342)

      Total other income
         (expenses)                             (10,400)        (80,342)

                                                -------        --------
Net loss                                     $  (26,989)      $(180,223)
                                               ========        ========
Net loss per common share                    $  (0.0005)      $  (0.007)
                                              =========       =========
Weighted average number
   of shares outstanding                     25,189,201      24,189,201
                                             ==========      ==========

INTERNATIONAL WOOD CORPORATION
(a development stage company)

STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2001 and 2000


                                          September 30,    September 30,
                                             2001            2000
                                          (unaudited)     (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                $ (26,989)     $ (180,223)
   Adjustments to reconcile net
   income to net cash provided
   by (used in) operating activities:
       Changes in operating assets
       and liabilities:
       Accounts payable and
         accrued expenses                     10,400         130,660
    Stock issued for services                   -          15,000
                                           ---------       ---------

Net cash (used in)
 operating activities                        (16,589)        (34,563)
                                           ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Shareholder loan                           19,649               -
                                           ---------         -------

Net increase (decrease) in cash                3,060        (34,563)

Cash, beginning of period                        339          34,906

                                           ---------        --------

Cash, end of period                       $    3,399     $       343
                                            ========       =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Plan of Operation.

(1) Liquidity. We have little cash and little liquidity.

(2) Capital Resources. Due to the acquisition of Norwest, SA we have substantial assets which we plan to use to arrange financing for our business.

(3) Results of Operations. We have not operated during the past fiscal quarter and there are only general, administrative and interest expenses.


Part II   Other Information

Item 1. Legal Proceedings.

There are no pending legal proceedings since the last
Form 10-K for the fiscal year ended December 31, 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits


(b) Reports on Form 8-K.

There were no reports on Form 8-K during the quarter ended September 30, 2001.


SIGNATURE

In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


International Wood Corporation


Dated: June 30, 2002





By:  /s/  Elliott Sassoon
     Elliott Sassoon, President,
     Director and Chief Financial Officer