Form 10-K
period 2001-12-31
INTERNATIONAL WOOD CORP
filed 2002-08-29
CIK 824430

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000

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

The number of shares outstanding of the Registrant's $0.0001 par value common stock, its only class of equity securities as of December 31, 2000 was 25,189,201 shares.


PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(1) International Wood Corporation was incorporated in Colorado on October 27, 1986. In 1998 it acquired all of the stock of Norwest S.A., a Brazilian corporation in a reverse acquisition. The Company plans to engage in forestry management and the export of tropical hardwoods from Brazil.


     PRIMARY SOURCES OF REVENUE, PAST 3 FISCAL YEARS

     During FY 1998, FY 2000 and FY 2001, we had no operating revenues.


ITEM 2.    PROPERTIES.

   We lease our executive office space at 8833 Sunset Blvd.
# 200, West Hollywood, California 90069 at a nominal cost on a month to month basis

   We own about 45,000 acres of land and timber in the Amazon area of Brazil and equipment used in forestry management.

   In December, 1999 we acquired two residential properties in Portland, Oregon for stock. In a transaction with a related party shareholder, we issued 1,000,000 shares of common stock and transferred ownership of the two residential real estate properties, subject to assumed mortgage loans, in exchange for 40 acres of undeveloped property in Southern California on December 31, 2000.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS.

  No matters were submitted to the shareholders during the fiscal year ending December 31, 2000.


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS.

  (a) There is no established public trading market for our common shares We are developing a strategic plan to apply for trading in the near future.

  (b) The approximate number of holders of common stock at 12/31/2000 is 1,000.

  (c) We have paid no cash dividends on our common stock in the past two fiscal years.






ITEM 6.   SELECTED FINANCIAL DATA.

  Selected financial information is provided for the past 3 fiscal years.

                               FY 199           FY 2000          FY 2001

Net Sales                            0                0                0
Operating Income (loss)       (135,594)           (96,609)         (10,343)
Net Income (Loss)              (135,594)         (291,208)         (31,743)
Income (Loss)/Share             (.0056)            (.0120)         (.00126)
Total Assets                 1,486,906             402,543      52,922,000
Long Term Obligations                0                 0                0
Cash Dividends/Share                 0                 0                0




ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

  The Company is a development stage company and has had no revenue to date. The Company has substantial assets in Brazil and plans to use these assets to arrange financing for business operations.


RESULTS OF OPERATIONS

 The Company has had no operations and no revenue to date.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to financial statements:                    Page

Independent Accounts' report                       5-6
Consolidated Balance Sheets as of
  December 31, 2001 and 2000                      7

Consolidated Statements of Operations for the
  three years ended December 31, 2001              8

Consolidated Statements of Changes in
   Stockholders' Equity for the three
   years ended December 31, 2001                      9

Consolidate statements of Dash Flows for
   the three yers ended December 31, 2001             10

Notes to Financial Statements                      11-14




     INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
and Stockholders of
International Wood Corporation

We have audited the accompanying consolidated balance sheets of International Wood Corporation (a development stage company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Wood Corporation as of December 31,
2000 and 1999, and the results of its operations and its cash flows for each of the years in the three year period ended December
31, 2001 in conformity with accounting principles generally accepted in the United States.


/s/
Holyfield & Thomas, LLC
West Palm Beach, Florida
August 24, 2001`










International Wood Corporation
(A development stage company)

Consolidated BALANCE SHEETS
as of December 31, 2000 and December 31, 1999

ASSETS                                            December 31,
                                             2000           1999
CURRENT ASSETS:

Cash                                 $        343       $  34,906
Real estate
  held for sale                           400,000       1,450,000
                                       ----------       ---------

TOTAL ASSETS                         $    400,343     $ 1,484,906
                                       ==========      ==========
LIABILITIES AND STOCKHOLDERS'
 EQUITY

CURRENT LIABILITIES:

Accounts payable                           92,517          75,471
Shareholder loan                          137,500         137,500
Mortgage loans                                  -         856,500
Accrued expenses                          20,600               -
                                         --------         -------
  Total liabilities                       250,617       1,068,971
                                         --------       ---------

STOCKHOLDERS' EQUITY

Common stock, $.0001 par value,
  50,000,000 shares authorized,
  25,189,201 and 24,039,201
  shares issued and outstanding.             2,519           2,404

  Additional paid-in capital              678,780          653,895
  Deficit accumulated during
  the development stage                  (531,573)        (240,364)
                                       ----------        ---------
Total stockholders'
 equity                                   149,726          415,935
                                       ----------        ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY
                                    $     400,343      $ 1,484,906
                                      ===========       ==========


   The accompanying notes are an integral part of the financial statements.





International Wood Corporation and
(a development stage company)

STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2000 and 1999


                                                 December 31,
                                           2000               1999

Revenue                            $          0        $         0

Operating expenses

General and administrative               96,609            135,594
                                      ---------          ---------
Loss from operations                    (96,609)          (135,594)

Other income (expense)
Interest expense                       (121,205)                 0
Loss on exchange of real estate         (73,395)            0
                                       --------          ---------
     Total other income (expense)     (194,600)                 0
                                        --------           --------

Net loss                            $   (291,209)       $ (135,594)
                                       ==========       ===========
Loss per common share               $    (0.0120)       $ (0.00056)
                                       ==========       ===========

Weighted average
     common shares
     outstanding                       24,176,701        24,039,201
                                       ==========        ==========




The accompanying notes are an integral part of the financial statements.
















International Wood Corporation
(A development stage company)

STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Accumulated
                                                      Deficit During
                        Common Stock     Paid-in      Development
                    Shares      Amount   Capital      Stage        Total


Balance,
  12/31/1998        22,589,201   2,259  $  25,040   $(104,770)   $ (77,471)

Stock issued          1,450,000     145    628,855                 629,000

Net loss
   For year                                          (135,594)    (135,594)
                    ----------  -------  --------  -----------    --------
Balance,
 12/31/1999        24,039,201   $ 2,404 $ 653,895   $ (240,364)  $ 415,935

Stock issued        1,150,000       115    24,885                   25,000

Net Loss for
   Year                                             $ (291,209)   (291,209)
                    ----------  -------  --------    ---------    --------
Balance,
  12/31/2000        25,189,201  $ 2,519 $ 678,780   $ (531,573)  $ 149,726
                    ==========  =======  ========   ==========  ===========



The accompanying notes are an integral part of the financial statements.











International Wood Corporation
(a development stage company)

STATEMENTS OF CASH FLOWS
 For the Years Ended December 31, 2000 and 1999
                                                        December 31
                                                   2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       $  (291,209)     $ (135,594)
 Adjustments to reconcile net
  loss to net cash provided by
  (used in) operating activities:
 Loss on real estate exchange                     73,395
 Accrued expenses assumed by shareholder
    in real estate exchange                        130,605
 Stock Issued for services                          15,000          10,000
 Changes in operating assets
     and liabilities
     Accounts payable                                17,046
     Accrued interest                                20,600
                                                 ----------       --------
Net cash used in
   operating activities                             (34,563)      (125,594)
                                                  ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Shareholder loan                                141,737
     Repayment of shareholder loan                    (6,237)
     Sale of stock                                    25,000
                                                   ---------      ---------
   Net cash provided by
     financing activities                            160,500              -
                                                 -----------      ---------
Net increase (decrease) in cash                      (34,563)        34,906
                                                 -----------      ---------
Cash, beginning of period                             34,906
                                                 -----------      ---------
Cash, end of period                            $         343     $  34,906
                                                 ===========      ========
Non-cash transactions
   Stock issued for services                   $      15,000     $   10,000
                                                  ===========    ==========
   Stock issued to shareholder                 $      10,000     $        0
     In real estate exchange
                                                 ===========    ==========
   Stock issued for residential real estate:
    Inventory of homes acquired (exchanged)    $  (1,450,000)     $1,450,000
                                                 -----------      ----------
    Mortgages assumed (exchanged)              $     856,000)     $  856,000
                                                 -----------      ----------
    Stock issued                               $                  $  594,000
                                                 -----------      ----------
     The accompanying notes are an integral part of the financial statements.





International Wood Corporation and Subsidiary
(a development stage company)

Notes to Financial Statements (See Independent
      Accountants' Report)

For the years ended December 31, 2000 and 1999

1.   Summary of Significant Accounting Policies

Organization

International Wood Corporation (the "Company"), a Colorado corporation, was incorporated on October 27, 1986 under the name Xanthic Enterprises, Inc. It changed its name to the present name in the first quarter of 1998.
Since its inception the Company has been in the development stage.
In early 1998 it acquired Norwest S.A., a Brazilian corporation with land and timber holdings in Brazil. The Company's primary intended activity is to engage in forest management and export of tropical hardwoods from Brazil.

The Company has had no operations since its inception except for expenses related to maintaining the corporate status and attempting to arrange financing for its business activities.

Basis of Consolidation

The financial statements will include the accounts of International Wood Corporation and its subsidiary Norwest, S.A. at such time when an audit of Norwest S.A. is completed and the investment can be valued. All material intercompany transactions and balances have been eliminated in the financial statements.

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

In May, 1989 the Company became obligated to distribute shares and warrants to the shareholders of Automated Services, Inc. pursuant to an S-18 registration statement. The Company distributed 313,826 of stock and 627,652 warrants pursuant to the agreement with ASI. The shares and warrants were delivered at various dates between May of 1989 and February 1990. This distribution included 313,826 shares of common stock and one (1) Class A Warrant and one (1) Class B Warrant with each share of stock distributed. Each warrant allowed the holder to acquire an additional share of common stock as follows: The Class A
Warrant had an exercise price of $ 0.75 per share and an expiration date of April 30, 1990. The Class B Warrant had an exercise price of $ 1.50 per share and an expiration date of April 30, 1992. No warrants were exercised.

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

5.  Real Estate Held for Sale

In December 1999, the Company issued 1,300,000 common shares in exchange for two residential properties subject to mortgage loans of $ 856,000. The properties were recorded at their appraised value.

In a transaction with a related party shareholder, the Company issued 1,000,000 shares of common stock and transferred ownership of the two residential real estate properties, subject to assumed mortgage loans, in exchange for 40 acres of undeveloped property in Southern California on December 31, 2000. The property received in exchange will collateralize an existing note payable to the shareholder. The shareholder has also agreed to lend the Company ad additional $ 57,500 towards effectuating the merger with Norwest S.A.

This has resulted in the recognition of a loss of $ 73,395 as of December 31, 2000. The loss was computed as follows:

Carrying value of residential real estate exchanged       $ 1,450,000
Less mortgages and accrued expenses assumed by shareholder   (986,605)
Common stock issued                                            10,000
                                                            ---------
Total consideration - net                                     473,395
Value of property received in exchange (based on
  selling price of $ 10,000 an acre)                          400,000
                                                            ---------
Loss on real estate exchange                               $   73,395
                                                            =========

The mortgages bore interest at the rate of 11.75% payable monthly beginning January 2000. The principal was due in December 2000.


6.  Stockholder loan.

The stockholder loan is a promissory note dated November 1999 bearing interest at the rate of 14.99%. Terms of the note are monthly principal and interest payments based on a 30 year amortization with a balloon payment in November 2001.The loan is collateralized by the real estate held for sale.


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

On April 4, 1992 the State of Oregon issued a final order to cease and desist violating any provision of Oregon Securities Law. The Company was denied the use of any statutory exemption provided in ORS 59.022 and ORS 59.035.
We were assessed three civil penalties of $ 750.00 each for violating
ORS 59.055 and ORS 59.132(2). Directors Mark Lilly and Glenn DeCicco were ordered to cease and desist violating any provision of ORS Chapter 59. Neither the Company nor the Directors appealed. Mark Lilly and Glenn
DeCicco are no longer directors of the Company.

We have been advised that the effect of the Oregon ruling was to invalidate the issuance and distribution of the registered shares and warrants to residents of Oregon until such time as said securities are registered pursuant to the provisions of the Oregon Securities Law. The number of shares affected by the ruling is estimated to be 188,000 shares owned by approximately 650 residents of Oregon. The 188,000 shares represent approximately 1% of the issued and outstanding shares of the Company. The Company has advised that it has no plans to register such securities in Oregon.





8.   Use of Estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, and the reported revenues and expenses.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURES

There is no disagreement with any prior accountant. We engaged our current U.S. accountants in 1998. The name of the current U.S. accountants was changed from Holyfield &
Associates, PA to Holyfield & Thomas, LLC effective March 1, 2001.



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

     Thomas A. Trimbo, Director. On October 25, 2000 Mr. Trimbo was elected as a Director. Mr. Trimbo, age 54, is a U.S. citizen and a resident in Sao Paulo, Brazil. Mr. Trimbo holds a B.S. in Chemistry and a MBA from the University of Montana. He been employed by BankBoston N.A., Brazil for the past 20 years. During this time he has served in various positions including Corporate Lending Officer, Trade Finance Specialist, Head of International Product Development and head of International Treasury
Control.



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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Title of Class     Name and Address     Amount and Nature     Percent of Class
                   of Beneficial        of Beneficial Owner
                   Owner

Common Shares      Elliott Sassoon         19,799,836               78.6
                   Rua Modesto Tavares
                   de Lima # 108
                   C.E.P. 05507-010
                   Sao Paulo, S.P. Brazil

                   Allipio Motta               200,000               0.8
                   Rua Modesto Tavare
                   de Lima # 108
                   C.E.P. 05507-010
                   Sao Paulo, S.P. Brazil


                   Thomas Trimbo (1)                                0.2
                   8833 Sunset Blvd.
                   Suite 200
                   West Hollywood, CA 90069

 Robert Withers             2,300,000          9
 PO Box 6746
 Portland, OR 97228

(1) The wife of Thomas Trimbo, has an option to acquire approximately 44,000 shares of the Company at a price to be determined by reference to the trading price of the company=s stock on the first day it trades. These shares are included as beneficially owned by Mr. Trimbo.

The total number of shares owned by officers and directors is 20,465,836 (90.5%).


Item 13,  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In the past fiscal year, the Company issued 1,000,000 shares of common stock and transferred ownership of two residential real estate properties, subject to assumed mortgage loans, in exchange for 40 acres of undeveloped property in Southern California on December 31, 2000. The property received in exchange will collateralize an existing note payable to the shareholder.
The shareholder has also agreed to lend the Company an additional $ 57,500 to be collateralized by the 40 acre parcels.

During the past three years the wife of Thomas Trimbo has invested $ 85,594.00 in Norwest, SA in return for an option to purchase approximately 44,000 shares of stock of the Company based on the trading price of the stock of the Company when it begins trading.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K.

 (a) 1, 2. The financial statements for the Company as of 12/31/00 are attached under item 8 hereof.
 (b) We filed one report on Form 8-K on October 25, 2000 indicating that Mark A. Lilly had resigned as a director and Thomas A. Trimbo had been elected to fill the vacancy created by the resignation of Mr. Lilly
 (c) Exhibits:

  23.1      Consent of Holyfield & Thomas,LLC

                        CONSENT OF INDEPENDENT
                     CERTIFIED PUBLIC ACCOUNTANTS

International Wood Corporation
8833 Sunset Blvd. # 200
West Hollywood, Calif. 90069

We hereby consent to the incorporation by reference in the Form 10-K constituting a part of this Report our report dated August 15, 2001, relating to the financial statements for the years ended December
31, 2000 and 1999.

/s/ Holyfield & Thomas,LLC
Holyfield & Thomas, LLC
West Palm Beach, Florida
August 27, 2001


SIGNATURES

In accordance with Section 12 of the Securities Exchange
Act of 1934, we caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



INTERNATIONAL WOOD CORPORATION




Dated:        8/16/2001




By:   /s/ Elliott Sassoon
          Elliott Sassoon, President, Director and Chief Financial Officer




By    /s/ Allipio Motta
          Allipio Motta, Vice-President and a Director