Form 10-K/A
period 2001-12-31
INTERNATIONAL WOOD CORP
filed 2002-10-21
CIK 824430

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K


ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

Commission File No. 33-17966-LA

International Wood Corporation

A Colorado Corporation  EIN: 94-3030021

155 W. Washington Blvd. # 1005
Los Angeles, Calif.  (213-741-1790)

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

The number of shares outstanding of the Registrant's $0.0001 par value common stock, its only class of equity securities as of December 31, 2001 was 25,189,201 shares.


PART I

ITEM 1. DESCRIPTION OF BUSINESS.

(1) International Wood Corporation was incorporated in Colorado on October 27, 1986. In 1998 it acquired all of the stock of Norwest S.A., a Brazilian corporation in a reverse acquisition. The Company plans to engage in forestry management and the export of tropical hardwoods from Brazil.


     PRIMARY SOURCES OF REVENUE, PAST 3 FISCAL YEARS

     During FY 1999, FY 2000 and FY 2001, we had no operating revenues.


ITEM 2.    PROPERTIES.

   We lease our executive office space at 155 W. Washington Blvd.
# 1005, Los Angeles, CA 90015 at a nominal cost on a month to month basis

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

  No matters were submitted to the shareholders during the fiscal year ending December 31, 2001.


PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS.

  (a) There is no established public trading market for our common shares. We are developing a strategic plan to apply for trading in the near future.

  (b) The approximate number of holders of common stock at 12/31/2001 is 1,000.

  (c) We have paid no cash dividends on our common stock in the past three fiscal years.



ITEM 6.   SELECTED FINANCIAL DATA.

  Selected financial information is provided for the past 3 fiscal years.

                               FY 1999          FY 2000          FY 2001

Net Sales                            0                0                0
Operating income (loss)       (135,594)          (96,609)         (57,843)
Net Income (Loss)             (135,954)         (291,208)         (96,243)
Income (Loss)/Share             (.0056)           (.0120)          (.0038)
Total Assets                53,995,906         52,911,543      52,911,000
Long Term Obligations                0                 0                0
Cash Dividends/Share                 0                 0                0


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.


LIQUIDITY AND CAPITAL RESOURCES

  The Company is a development stage company and has had no revenue to date. The Company has substantial assets in Brazil and plans to use these assets to arrange financing for business operations.


RESULTS OF OPERATIONS

 The Company has had no operations and no revenue to date.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS:               PAGE

  Independent Accountants' Report            4-5

  Consolidated Balance Sheets as of
   December 31, 2001 and 2000                     6

  Consolidated Statements of Operations
   For the three years ended
   December 31, 2001                              7

  Consolidated Statements of Changes in
   Stockholders' Equity for the three
   years ended December 31, 2001                  8

  Consolidated Statements of Cash Flows for
   The three years ended December 31, 2001        9

Notes to financial statements                 10-13



International Wood Corporation
Financial Statements and
Independent Accountants' Report



      INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
and Stockholders of
International Wood Corporation

We have audited the accompanying consolidated balance sheets of International Wood Corporation (a development stage company) and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Norwest S.A., a wholly owned subsidiary, which statements reflect total assets of $ 52,511,000 as of December 31, 2001 and 2000. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts of Norwest S.A. for such periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Wood
Corporation and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


/s/ Holyfield & Thomas, LLC
West Palm Beach, Florida
April 17, 2002















































International Wood Corporation
(A development stage company)

CONSOLIDATED BALANCE SHEETS
as of December 31, 2001 and December 31, 2000

ASSETS                                               December 31,
                                             2001           2000
CURRENT ASSETS:

Cash                                 $          -       $     343
Real estate
  held for sale                           400,000         400,000
Machinery and equipment                  495,000         495,000
Timber and timberlands                 52,016,000      52,016,000
                                       ----------       ---------

TOTAL ASSETS                         $ 52,911,000     $ 52,911,343
                                       ==========       ==========
LIABILITIES AND STOCKHOLDERS'
 EQUITY

CURRENT LIABILITIES:

Accounts payable                           92,517          92.571
Accrued expenses                           59,000          20,600
Notes payable to stockholder              195,000         137,500
                                         --------         -------
  Total current liabilities               346,517         250,617
                                         --------       ---------
STOCKHOLDERS' EQUITY

Common stock, $.0001 par value,
  50,000,000 shares authorized,
  25,189,201 shares issued
  and outstanding.                        2,519            2,519

  Additional paid-in capital           53,189,780       53,189,780
  (Deficit)accumulated during
  the development stage                  (627,816)        (531,573)
                                       ----------        ---------
Total stockholders'
 equity                                52,564,483       52,660,726
                                       ----------        ---------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY             $  52,911,000      $ 52,911,343
                                      ===========       ===========

The accompanying notes are an integral part of the financial statements.



International Wood Corporation and
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Years Ended December 31, 2001

                                    December 31,       December 31,    December 31,
                                           2001               2000            1999

Revenues                           $          0        $         0     $         0

Operating expenses
  General and administrative            (57,843)           (96,609)       (135,594)
                                      ---------          ---------        ---------
Loss from operations                    (57,843)          ( 96,609)       (135,594)

Other income (expense)
Interest expense                        (38,400)          (121,205)
Loss on exchange of real estate                            (73,395)
                                        --------          ---------       ---------
     Total other income (expense)       (38,400)          (194,600)           0
                                        --------           --------       ---------

Net(loss)                          $    (96,243)       $  (291,209)     $ (135,594)
                                       ==========       ===========    =========
Loss per common share data:
   Basic and diluted                $    (0.0038)       $   (0.0120)    $  (0.0056)
                                       ==========       ===========     ==========

Weighted average
     common shares
     outstanding                       25,189,201        24,176,701      24,039,201
                                       ==========        ==========     ===========




The accompanying notes are an integral part of the financial statements.















International Wood Corporation
(A development stage company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY for the three years ended December 31, 2001

<c>                <s>>         <s>      <s>         <s>           <s>

                                                      (Deficit)
                                              Accumulated
                                                      During The
                        Common Stock     Paid-in      Development
                    Shares      Amount   Capital      Stage          Total
Balances 12-31-98
as previously
 reported          22,589,201   $ 2,259    $ 27,040   $ (104,770)  $ (75,471)

Adjustment of
 carrying value
 of wholly owned
 subsidiary to
 equity in net
 assets                                   52,509,000               52,509,000

Balances 12-31-98
 As adjusted        22,589,201     2,259  52,536,040   (104,770)   52,433,529

Stock issued         1,450,000       145     628,855                  629,080

Net(Loss)                                              (135,594)     (135,694)

Balance,
  12/31/1999         24,039,201   2,404    53,164,895   (240,364)  52,926,935

Stock issued          1,150,000     115        24,885                  25,000

Net (loss)                                              (291,209)    (291,209)

Balance,
  12/31/2000         25,189,201  $ 2,519 $ 53,189,780 $(531,573) $ 52,660,726

Net (loss)                                               (96,243)     (96,243)

Balances 12-31-01   25,189,201  $ 2,519 $53,189,780    $(627,816) $ 52,564,483

  The accompanying notes are an integral part of the financial statements.



International Wood Corporation
(a development stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
for the three years ended December 31, 2001

                                            December 31     December 31   December 31
                                                 2001             2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                   $  ( 96,243)     $ (291,209)  (135,594)
 Adjustments to reconcile net
  (loss) to net cash provided by
  (used in) operating activities:
 Loss on real estate exchange                                   73,395
 Accrued expenses assumed by shareholder
    in real estate exchange                                      130,605
 Stock Issued for services                                        15,000     10,000
 Changes in operating assets
     and liabilities
     Accounts payable                                             17,046
     Accrued interest                             38,400          20,600
Net cash used in
   operating activities                          (57,843)        (34,563)  (125,594)

CASH FLOWS FROM INVESTING ACTIVITIES                   0               0          0

CASH FLOWS FROM FINANCING ACTIVITIES:
     Shareholder loan                             57,500               0    141,737
     Repayment of shareholder loan                                           (6,237)
     Sale of stock                                                           25,000
   Net cash provided by
     financing activities                         57,500               0    160,500

Decrease in cash                                   ( 343)       (34,563)     34,906
Cash, beginning of period                            343         34,806           0
Cash, end of period                          $         0     $      343      34,906

Non-cash transactions
   Stock issued for services                 $                $    15,000    10,000
   Stock issued in real estate
     Exchange                                                      10,000
   Stock issued for real estate                                       594,000
   Mortgage on real estate                                       (856,000)  856,000

Cash paid for interest                        $       0      $        0    $     0
Cash paid for income taxes                    $       0      $        0    $     0


     The accompanying notes are an integral part of the financial statements.

International Wood Corporation and Subsidiary
(a development stage company)

Notes to Financial Statements (See Independent
      Accountants' Report)

For the three years ended December 31, 2001.

1.   Summary of Significant Accounting Policies

Organization

International Wood Corporation (the "Company"), a Colorado corporation, was incorporated under the name Xanthic Enterprises, Inc. It changed its name to the present name in the first quarter of 1998. Since its inception the Company has been in the development stage. In early
1998 it acquired Norwest S.A., a Brazilian corporation with land and timber holdings in Brazil. The Company's primary intended activity is to engage in forest management and export of tropical hardwoods from Brazil.


Basis of Consolidation

The financial statements will include the accounts of International Wood Corporation and its subsidiary Norwest, S.A. All material intercompany transactions and balances have been eliminated in the financial statements. The financial statements of Norwest, S.A. are audited by Apply Auditors Associates in Santos, Brazil in accordance with auditing standards generally accepted in the United States.


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


Computation of Net Loss Per Share

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share. The Company has reflected the provisions of SFAS No. 128 in the accompanying financial statements for the period presented. SFAS No. 128 replaces the presentation of primary Earnings Per Share ("EPS") with a presentation of basic EPS, which excluders dilution and is computed by dividing income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. The Statements also requires the dual presentation of basic and diluted EPS on the face of the statement of operations for all entities with complex capital structures. During the periods presented the Company did not have a complex capital structure.


2.   Development Stage Operations

The Company was formed on October 27, 1986. There have not been any operations since inception and the Company is in the process of raising capital and financing for its future operations. The Company has approximately 1,000 shareholders.



3.   Accounts Payable

Accounts payable represents accounts incurred in seeking merger and acquisition candidates and stock issuance costs.


4.   Capital Stock

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


5.   Investment in Norwest S.A.

In January 1998, the Company issued 20,000,000 common shares in exchange for all of the stock of Norwest S.A., a Brazilian corporation that will be operated as a wholly owned subsidiary. The majority of the assets of Norwest S.A. consists of land and timber in the Amazon basin of Brazil.


6.  Real Estate Held for Sale

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

This has resulted in the recognition of a loss of $ 73,395 as of December 31, 2000. The loss was computed as follows:

Carrying value of residential real estate exchanged       $ 1,450,000
Less mortgages and accrued expenses assumed by shareholder   (986,605)
Common stock issued                                            10,000

Total consideration - net                                     473,395
Value of property received in exchange (based on
  selling price of $ 10,000 an acre)                          400,000

Loss on real estate exchange                               $   73,395


The mortgages bore interest at the rate of 11.75% payable monthly beginning January 2000. The principal was due in December 2000.


7.   Machinery and Equipment

Machinery and equipment consists of tractors, vehicles, boats and other equipment to be used in the harvest and export of tropical hardwoods. The equipment is carried at cost and will be depreciated over useful lives of 5-10 years once operations commence.


8.   Timber and Timberlands

The Company owns approximately 45,000 acres of contiguous tropical timberland in the states of Acre and Para in the Amazon Basin, Brazil. The timer is carried at historical cost converted to U.S. currency a the exchange rate of 2.3196 at December 31, 2001 and 2000.






9.  Notes payable to stockholder

           Original   Accrued    Interest    Due
           Amount     Interest   Rate        Date

Note A   $ 137,500     50,000    14.99%     January 31, 2004
Note B      57,500      9,000    10.00%     January 31, 2004

Notes are collateralized by real estate held for sale
(Book value $ 400,000).


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



PART III

ITEM 10. OFFICERS AND DIRECTORS OF THE COMPANY.

The current officers and directors of our company are:

Elliott Sassoon, President, and a Director. Mr. Sasson, age 53, is a resident of Sao Paulo, Brazil. He graduated from the Lycee Francais De Paris, France, the Instituto De Educacao Caetano
De Campos, Brazil and the University Faculdade Integrada, Colegio Moderno, Brazil. Mr. Sassoon speaks Portuguese, French, Spanish, Italian, Hebrew, Arabic and English. From 1995-1996 Mr.Sassoon was Presidentand CEO of Pacifico Industrial Import-Export, Ltd.. From
1992 to 1996 he also served as Vice-President for Cooperconsult Associates Consultants. From 1980 to 1994 he served as President of Vale Do Nilo Agro-Industries. During this time he also served as President of Dinamo Imports Exports, Consortex and Banakoba. He has served during the past twenty years as a consultant or officer of the Para Association of Banak Exporters, the Europe-Brazil Lumber Association, Brazilian Forest and River Department, China-Brazil
Lumber Chamber of Commerce and the Amazons Cocoa Exporters Association. He also served as Vice-President of the West Amazon Timber and Exporters Association.

Alipio Motta, Vice-President and a Director. Mr. Motta, age 63, is a resident of Belem, Brazil. He graduated from Salvador City College, Bahia, Brazil and the Federal University of Bahia, Brazil with degrees in Political Science, and a graduate degree in Business Administration. Mr. Motta speaks Portuguese, Spanish and English. From 1961 to 1966 he was Director of the Bank of Bahia. He was Director of the National Bank of Production located in Belem, Brazil from 1966 to 1974. From 1981 to 1987 he was a director of Consortex Exportadores. From 1988 to the present he was Director of Construtora Motta. From 1995 to 1996 he was Director and Vice-President of Pacifico Industrial Import-Export, Ltd.
He is a member of the Acre Chamber of Commerce and the West
Amazon Lumber Exporters Association.

Thomas A. Trimbo, Director. On October 25, 2000 Mr. Trimbo was elected as a Director. Mr. Trimbo, age 55, is a U.S. citizen and a resident in Sao Paulo, Brazil. Mr. Trimbo holds a B.S. in Chemistry and a MBA from the University of Montana. He been employed by BankBoston N.A., Brazil for the past 20 years. During this time he has served in various positions including Corporate Lending Officer, Trade Finance Specialist, Head of International Product Development and head of International Treasury Control.



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


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Title of Class     Name and Address     Amount and Nature     Percent of Class
                   of Beneficial        of Beneficial Owner
                   Owner

Common Shares      Elliott Sassoon         19,799,836               78.6
                   Rua Modesto Tavares
                   de Lima # 108
                   C.E.P. 05507-010
                   Sao Paulo, S.P. Brazil

                   Allipio Motta               200,000               0.8
                   Rua Modesto Tavare
                   de Lima # 108
                   C.E.P. 05507-010
                   Sao Paulo, S.P. Brazil


                   Thomas Trimbo               43,000(1)           0.2
                   Rua Modesto Tavare
                   de Lima # 108
                   C.E.P. 05507-010
                   Sao Paulo, S.P. Brazil

 Robert Withers             2,300,000          9
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


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K.

 (a) 1, 2. The financial statements for the Company as of 12/31/01 are attached under item 8 hereof.

 (c) Exhibits:

















  23.1      Consent of Holyfield & Thomas,LLC


                        CONSENT OF INDEPENDENT
                     CERTIFIED PUBLIC ACCOUNTANTS


International Wood Corporation
155 W. Washington Blvd. # 1005
Los Angeles, Ca 90015

We hereby consent to the incorporation by reference in the Form 10-K constituting a part of this Report our report dated April 17, 2002, relating to the financial statements for the years ended December
31, 2001 and 2000.

/s/ Holyfield & Thomas,LLC
Holyfield & Thomas, LLC
West Palm Beach, Florida
August 29, 2002


SIGNATURES

In accordance with Section 12 of the Securities Exchange
Act of 1934, we caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



INTERNATIONAL WOOD CORPORATION




Dated:        8/29/2002

By:   /s/ Elliott Sassoon
          Elliott Sassoon, President, Director and Chief Financial Officer




By    /s/ Allipio Motta
          Allipio Motta, Vice-President and a Director