Form 10-Q
period 2002-03-31
INTERNATIONAL WOOD CORP
filed 2002-12-02
CIK 824430

United States
Securities and Exchange Commission

Washington, D.C. 20549


Form 10-Q


QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Period ended March 31, 2001

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

Yes   x    No

The number of issued and outstanding common shares as of March 31, 2001 was 25,189,201.

PART 1   FINANCIAL INFORMATION

Item 1.

INTERNATIONAL WOOD CORPORATION
(a development stage company)

BALANCE SHEETS
as of MARCH 31, 2001 and December 31, 2000



                                               MARCH 31,     DECEMBER 31,
                                                 2001            2000



 ASSETS

Current assets:
  Cash                                  $           343     $         343
  Real estate held
     for sale                                   400,000           400,000

                                              ---------         ---------
TOTAL ASSETS                            $       400,343     $     400,343
                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                              92,517            92,517
   Shareholder loan                             137,500           137,500
   Accrued expenses                              25,800            20,600
                                               --------           -------
      Total current liabilities                 255,817           250,617
                                               --------           -------
STOCKHOLDERS' EQUITY

   Common stock, $.0001 par value,
   50,000,000 shares authorized,
   25,189,201 shares issued
   and outstanding                               2,519            2,519

   Additional paid in capital                  678,780          678,780

   Deficit accumulated during
     the development stage                    (536,773)        (531,573)
                                             ---------         --------
Total stockholders' equity                     144,526          149,726
                                             ---------         --------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $   400,343       $  400,343
                                             =========        =========

INTERNATIONAL WOOD CORPORATION
(a development stage company)

STATEMENT OF OPERATIONS
For the three months ended March 31, 2001 and 2000


                                                  Three Months Ended

                                               MARCH 31,       MARCH 31,
                                                 2001            2000



Revenues                                      $       0       $       0

Operating expenses
   General and administrative                                    30,300
                                                 ------         -------
Loss from operations                                            (30,300)

Other income (expenses)
   Interest expense                              (5,200)        (14,400)

      Total other income
         (expenses)                              (5,200)        (14,400)

                                                -------        --------
Net loss                                     $   (5,200)      $ (44,700)
                                               ========        ========
Net loss per common share                    $  (0.0002)      $  (0.002)
                                              =========       =========
Weighted average number
   of shares outstanding                     25,189,201      24,189,201
                                             ==========      ==========

INTERNATIONAL WOOD CORPORATION
(a development stage company)

STATEMENT OF CASH FLOWS
For the three months ended March 31, 2001 AND 2000


                                           MARCH 31,       MARCH 31,
                                             2001            2000
                                          (unaudited)     (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                $ (5,200)     $   (44,700)
   Adjustments to reconcile net
   income to net cash provided
   by (used in) operating activities:
       Changes in operating assets
       and liabilities:
       Accounts payable and
         accrued expenses                      5,200          26,146
                                           ---------       ---------

Net cash used in
 operating activities                              -         (18,554)
                                           ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Shareholder loan                                -               -
                                           ---------         -------

Net cash provided by
  financing activities                             -               -
                                            ---------        -------

Net increase (decrease) in cash                    -         (18,564)
-

Cash, beginning of period                        343          34,906

                                           ---------         --------

Cash, end of period                       $      343     $    16,352
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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits


(b) Reports on Form 8-K.

There were no reports on Form 8-K during the quarter ended March 31, 2001.


SIGNATURE

In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


International Wood Corporation


Dated: August 26, 2001





By:  /s/  Elliott Sassoon
     Elliott Sassoon, President,
     Director and Chief Financial Officer