Form 10-Q
period 2002-06-30
INTERNATIONAL WOOD CORP
filed 2002-12-02
CIK 824430

United States
Securities and Exchange Commission

Washington, D.C. 20549


Form 10-Q


QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Period ended June 30, 2001

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

Yes   x    No

The number of issued and outstanding common shares as of June 30, 2001 was 25,189,201.

PART 1   FINANCIAL INFORMATION

Item 1.

INTERNATIONAL WOOD CORPORATION
(a development stage company)

BALANCE SHEETS
as of June 30, 2001 and December 31, 2000



                                                JUNE 30,     DECEMBER 31,
                                                 2001            2000



 ASSETS

Current assets:
  Cash                                  $           682     $         343
  Real estate held
     for sale                                   400,000           400,000

                                              ---------         ---------
TOTAL ASSETS                            $       400,682     $     400,343
                                              =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable                              92,517            92,517
   Shareholder loan                             147,500           137,500
   Accrued expenses                              31,000            20,600
                                               --------           -------
      Total current liabilities                 271,017           250,617
                                               --------           -------
STOCKHOLDERS' EQUITY

   Common stock, $.0001 par value,
   50,000,000 shares authorized,
   25,189,201 shares issued
   and outstanding                               2,519            2,519

   Additional paid in capital                  678,780          678,780

   Deficit accumulated during
     the development stage                    (551,634)        (531,573)
                                             ---------         --------
Total stockholders' equity                     129,665          149,726
                                             ---------         --------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                  $   400,682       $  400,343
                                             =========        =========

INTERNATIONAL WOOD CORPORATION
(a development stage company)

STATEMENT OF OPERATIONS
For the six months ended June 30, 2001 and 2000


                                                  Six Months Ended

                                                June 30,        June 30,
                                                 2001            2000



Revenues                                      $       0       $       0

Operating expenses
   General and administrative                     9,661          24,930
                                                 ------         -------
Loss from operations                             (9,661)        (24,930)
Other income (expenses)
   Interest expense                             (10,400)        (43,200)

      Total other income
         (expenses)                             (10,400)        (43,200)

                                                -------        --------
Net loss                                     $  (20,061)      $ (68,130)
                                               ========        ========
Net loss per common share                    $  (0.0007)      $  (0.003)
                                              =========       =========
Weighted average number
   of shares outstanding                     25,189,201      24,039,201
                                             ==========      ==========

INTERNATIONAL WOOD CORPORATION
(a development stage company)

STATEMENT OF CASH FLOWS
For the six months ended June 30, 2001 AND 2000


                                            JUNE 30,        JUNE 30,
                                             2001            2000
                                          (unaudited)     (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                $ (20,061)     $   (68,130)
   Adjustments to reconcile net
   income to net cash provided
   by (used in) operating activities:
       Changes in operating assets
       and liabilities:
       Accounts payable and
         accrued expenses                     10,400          47,746
                                           ---------       ---------

Net cash (used in)
 operating activities                         (9,661)         (20,384)
                                           ---------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Shareholder loan                           10,000               -
                                           ---------         -------

Net cash provided by
  financing activities                        10,000               -
                                            ---------        -------

Net increase (decrease) in cash                  339        (20,384)
-

Cash, beginning of period                        339          34,552

                                           ---------         --------

Cash, end of period                       $      682     $    14,522
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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits


(b) Reports on Form 8-K.

There were no reports on Form 8-K during the quarter ended June 30, 2001.


SIGNATURE

In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


International Wood Corporation


Dated: August 28, 2001





By:  /s/  Elliott Sassoon
     Elliott Sassoon, President,
     Director and Chief Financial Officer