Form 10-Q
period 2002-09-30
INTERNATIONAL WOOD CORP
filed 2002-12-30
CIK 824430

United States
Securities and Exchange Commission

Washington, D.C. 20549


Form 10-Q


QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Period ended September 30, 2002

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

Yes        No

The number of issued and outstanding common shares as of September 30, 2002 was 25,189,201.

PART 1  FINANCIAL INFORMATION

Item 1.
















INTERNATIONAL WOOD CORPORATION
(a development stage company)

BALANCE SHEETS
as of September 30, 2002 and December 31, 2001




                                    SEPTEMBER 30,    DECEMBER 31,
                                            2002            2001



ASSETS

Current assets
  Cash                           $          286    $          -
  Real estate held
     for sale                            400,000         400,000
  Machinery and equipment                495,000         495,000
  Timber and timberlands              52,016,000      52,016,000

                                      ----------      ----------
TOTAL ASSETS                     $    52,911,286    $ 52,911,000
                                      ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                        92,517          92,517
  Shareholder loan                       212,300         195,000
  Accrued expenses                        90,100          59,000
                                       ---------       ---------
     Total current liabilities           394,917         346,517
                                       ---------       ---------
STOCKHOLDERS' EQUITY

  Commom stock, $.0001 par value,
  50,000,000 shares authorized,
  25,189,201 shares issued
  and outstanding.                         2,519           2,519

  Additional paid in capital          53,189,780      53,189,780

  Deficit accumulated during
     the development stage              (675,930)       (627,816)
                                      ----------      ----------
Total stockholders' equity            52,516,369      52,564,483

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY        $    52,911,286    $ 52,911,000
                                      ==========      ==========







INTERNATIONAL WOOD CORPORATION
(a development stage company)

STATEMENT OF OPERATIONS
For the nine months ended September 30, 2002 and 2001


                                           Nine Months Ended

                                    September 30,   September 30,
                                            2002            2001



Revenues                         $           378     $         0

Operating expenses
  General and administrative              17,392          16,589
                                       ---------       ---------
Loss from operations                     (17,014)        (16,589)
Other income (expenses)
  Interest expense                       (31,100)        (10,400)

     Total other income
        (expenses)                       (31,100)        (10,400)

                                       ---------       ---------
Net loss                         $       (48,114)    $   (26,989)
                                       =========       =========
Net loss per common share        $       (0.0019)    $   (0.0005)
                                       =========       =========
Weighted average number
  of shares outstanding               25,189,201      25,189,201
                                      ==========      ==========


























INTERNATIONAL WOOD CORPORATION
(a development stage company)

STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2002 AND 2001


                                    September 30,   September 30,
                                            2002            2001
                                      (unaudited)     (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                       $       (48,114)    $   (26,989)
  Adjustments to reconcile net
  income to net cash provided
  by (used in) operating activities:
     Changes in operating assets
     and liabilities:
     Accounts payable and
        Accrued expenses                  31,100          10,400
                                       ---------       ---------

Net cash (used in)
  operating activities                   (17,014)        (16,589)
                                       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Shareholder loan                        17,300          19,649
                                       ---------       ---------

Net cash provided by
  financing activities                    17,300          19,649
                                       ---------       ---------

Net increase (decrease) in cash              286           3,060


Cash, beginning of period                      0             339

                                       ---------       ---------

Cash, ended of period            $           286     $     3,399
                                       =========       =========
















Item 2.  Management's Discussion an Analysis of
Financial Condition and Results of Plan of Operation.

(1) Liquidity. We have little cash and little liquidity.

(2) Capital Resources. Due to the acquisition of Norwest, SA we have substantial assets which we plan to use to arrange financing for our business.

(3) Results of Operations. We have not operated during the past fiscal quarter and there are only general, administrative and interest expenses.


Part II  Other Information

Item 1.  Legal Proceedings.

There are no pending legal proceedings since the last
Form 10-K for the fiscal year ended December 31, 2001.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits


(b) Reports on Form 8-K.

There were no reports on Form 8-K during the quarter ended September 30, 2002.


SIGNATURE

In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


International Wood Corporation


Dated: December 18, 2002





By:   /s/ Elliott Sassoon
      Elliott Sassoon, President,
      Director and Chief Financial Officer