Form 10-Q
period 2002-03-31
INTERNATIONAL WOOD CORP
filed 2003-01-10
CIK 824430

United States
Securities and Exchange Commission

Washington, D.C. 20549


Form 10-Q


QUARTERLY REPORT
PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Period ended March 31, 2002

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

Yes        No

The number of issued and outstanding common shares as of March 31, 2002 was 25,189,201.

PART 1    FINANCIAL INFORMATION

Item 1.
















INTERNATIONAL WOOD CORPORATION
(a development stage company)

BALANCE SHEETS
as of March 31, 2002 and December 31, 2001



                                  MARCH 31,      DECEMBER 31,
                                    2002                2001



ASSETS

Current assets
  Cash                            $         262    $          -
  Real estate held
     for sale                           400,000         400,000
  Machinery and equipment               495,000         495,000
  Timber and timberlands             52,016,000      52,016,000
                                     ----------      ----------
TOTAL ASSETS                      $  52,911,262    $ 52,911,000
                                     ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                       92,517          92,517
  Shareholder loan                      195,000         195,000
  Accrued expenses                       68,000          59,000
                                  ---------       ---------
     Total current liabilities          355,517         346,517
                                  ---------       ---------
STOCKHOLDERS' EQUITY

  Common stock, $.0001 par value,
  50,000,000 shares authorized,
  25,189,201 shares issued
  and outstanding.                        2,519           2,519

  Additional paid in capital         53,189,780      53,189,780

  Deficit accumulated during
     the development stage             (636,554)       (627,816)
                                     ----------      ----------
Total stockholder's equity           52,555,745      52,564,483

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY         $  52,911,262    $ 52,911,000
                                     ==========      ==========









INTERNATIONAL WOOD CORPORATION
(a development stage company)

STATEMENT OF OPERATIONS
For the three months ended March 31, 2002 and 2001


                                       Three Months Ended

                                   March 31,       March 31,
                                       2002            2001



Revenues                         $   378     $             0

Operating expenses
  General and administrative         116                   0
                                  ---------        ---------
Gain or Loss from operations         262                   0
Other income (expenses)
  Interest expense                (9,000)             (5,200)

     Total other income
       (expenses)                 (9,000)             (5,200)

                                  ---------       N ---------
Net loss                         $ (8,738)    $        (5,200)
                                  =========          =========
Net loss per common share        $(0.0003)    $       (0.0002)
                                 =========          =========
Weighted average numer
  of shares outstanding         25,189,201         25,189,201
                                ==========        ===========


























INTERNATIONAL WOOD CORPORATION
(a development stage company)

STATEMENT OF CASH FLOWS
For the three months ended March 31, 2002 AND 2001


                                    MARCH 31,       MARCH 31,
                                        2002      2001
                                  (unaudited)     (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                            $ (8,738)    $  (5,200)
  Adjustments to reconcile net
  income to net cash provided
  by (used in) operating activities:
     Changes in operating assets
     and liabilities:
     Accounts payable and
       Accrued expenses                  9,000         5,200
                                     ---------     ---------

Net cash (used in)
  operating activities                     262             -
                                     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Shareholder loan                           -             -
                                     ---------     ---------

Net cash provided by
  financing activities                       -             -
                                     ---------     ---------

Net increase (decrease) in cash            262             -


Cash, beginning of period                    0           343

                                     ---------     ---------

Cash, ended of period               $      262     $     343
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

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits


(b) Reports on Form 8-K.

There were no reports on Form 8-K during the quarter ended March 31, 2002.


SIGNATURE

In accordance with Section 13 or 15(d) of the Securities
Exchange Act of 1934, this registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


International Wood Corporation


Dated: December 18, 2002





By:  /s/ Elliott Sassoon
     Elliott Sassoon, President,
     Director and Chief Financial Officer